Form 10-Q
period 1999-07-04
CHEROKEE INTERNATIONAL LLC
filed 1999-08-18
CIK 1090070

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission file number: 333-82713

                           CHEROKEE INTERNATIONAL, LLC
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                            33-0696451
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                2841 DOW AVENUE
                            TUSTIN, CALIFORNIA 92780
                    (Address of principal executive offices)

                                (714) 544 - 6665
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
    ---     ---

                           CHEROKEE INTERNATIONAL, LLC

                                TABLE OF CONTENTS


                                                                                                 PAGE
PART I--FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets--
              June 30, 1999 and December 31, 1998..................................................3

         Consolidated Statements of Income--
              For the Three and Six Months Ended June 30, 1999 and 1998............................4

         Consolidated Statements of Cash Flows--
              For the Six Months Ended June 30, 1999 and 1998......................................5

         Notes to Consolidated Financial Statements................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....9


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................14

Item 6.  Exhibits and Reports on Form 8-K.........................................................14

SIGNATURES........................................................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          JUNE 30,                  DECEMBER 31,
                                                                  -----------------------      ----------------------
                                                                            1999                        1998
                                                                  -----------------------      ----------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .     $         1,347,760          $         2,784,828
Accounts receivable, net of allowances for doubtful accounts of $175,000 and $175,000 as of December 31, 1998
   and June 30, 1999, respectively . . . . . . . . . . . . . . .              17,689,497                   14,861,816
Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . .             19,561,992                   15,467,183
Prepaid expenses and other current assets. . . . . . . . . . . .                 148,068                       67,576
                                                                  -----------------------      ----------------------
   Total current assets  . . . . . . . . . . . . . . . . . . . .              38,747,317                   33,181,403
PROPERTY AND EQUIPMENT, net  of accumulated depreciation
   and amortization of $3,984,245 and $5,107,768 as of December
   31, 1998 and June 30, 1999, respectively. . . . . . . . . . .               9,126,457                    7,457,096
DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 261,195                      207,526
DEFERRED FINANCING COSTS, net of accumulated amortization
   of $163,310 as of June 30, 1999 . . . . . . . . . . . . . . .               4,715,035                            0
                                                                  -----------------------      ----------------------
                                                                     $        52,850,004          $        40,846,025
                                                                  -----------------------      ----------------------
                                                                  -----------------------      ----------------------
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     $         3,954,023          $         5,896,016
Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .               2,951,089                      825,113
Accrued compensation and benefits  . . . . . . . . . . . . . . .               1,527,676                    2,054,736
Current portion of long-term debt  . . . . . . . . . . . . . . .               4,777,066                      240,000
Current portion of capital lease obligations . . . . . . . . . .                 148,073                      467,694
                                                                  -----------------------      ----------------------
   Total current liabilities . . . . . . . . . . . . . . . . . .              13,357,927                    9,483,559
LONG-TERM DEBT, net of current portion . . . . . . . . . . . . .             147,500,000                      540,000
CAPITAL LEASE OBLIGATIONS, net of current portion  . . . . . . .               2,775,135                      793,937
MEMBERS' EQUITY (DEFICIT)
Class A units; 600,000 units authorized; 300,000 units (1998
   and June 30, 1999) issued and outstanding . . . . . . . . . .                  14,000                       14,000
Class B units; 30,000,000 units authorized; 29,700,000 units
   (1998 and June 30, 1999) issued and outstanding. . . . . . . .              1,386,000                    1,386,000
Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . .           (112,183,058)                  28,628,529
                                                                  -----------------------      ----------------------
   Total members' equity (deficit). . . . . . . . . . . . . . . .           (110,783,058)                  30,028,529
                                                                  -----------------------      ----------------------
                                                                     $        52,850,004          $        40,846,025
                                                                  -----------------------      ----------------------
                                                                  -----------------------      ----------------------


               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                          ----------------------------------------    -------------------------------------
                                                 JUNE 30,            JUNE 30,              JUNE 30,           JUNE 30,
                                          --------------------- ------------------    ------------------ ------------------
                                                   1999                1998                  1999               1998
                                          --------------------- ------------------    ------------------ ------------------
NET SALES. . . . . . . . . . . . . . . .    $       31,685,305    $    19,376,975       $    66,496,348    $    38,102,681
COST OF SALES. . . . . . . . . . . . . .            19,842,554         11,861,842            41,499,182         23,531,329
                                          --------------------- ------------------    ------------------ ------------------
GROSS PROFIT . . . . . . . . . . . . . .            11,842,751          7,515,133            24,997,166         14,571,352
OPERATING EXPENSES:
Engineering expenses . . . . . . . . . .             1,116,534            879,295             2,061,629          1,873,922
Selling and marketing expenses . . . . .               700,933            401,118             1,294,107            907,274
General & administrative expenses. . . .             1,019,846            575,632             1,883,029          1,314,906
Special bonus distribution . . . . . . .             5,330,000                  0             5,330,000                  0
                                          --------------------- ------------------    ------------------ ------------------
   Total operating expenses. . . . . . .             8,167,313          1,856,045            10,568,765          4,096,102
                                          --------------------- ------------------    ------------------ ------------------
OPERATING INCOME . . . . . . . . . . . .             3,675,438          5,659,088            14,428,401         10,475,250
OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . . .            (2,732,523)          (137,803)           (2,775,613)          (209,745)
Other income (expense) . . . . . . . . .              (666,771)             6,140              (654,375)             9,607
   Total other income (expense). . . . .            (3,399,294)          (131,663)           (3,429,988)          (200,138)
                                          --------------------- ------------------    ------------------ ------------------
NET INCOME . . . . . . . . . . . . . . .    $          276,144    $     5,527,425       $    10,998,413    $    10,275,112
                                          --------------------- ------------------    ------------------ ------------------
                                          --------------------- ------------------    ------------------ ------------------

BASIC AND DILUTED
  INCOME PER UNIT. . . . . . . . . . . .    $             0.01    $          0.18       $          0.37    $          0.34
                                          --------------------- ------------------    ------------------ ------------------
                                          --------------------- ------------------    ------------------ ------------------
WEIGHTED AVERAGE
  CLASS A & B UNITS  . . . . . . . . . .            30,000,000         30,000,000            30,000,000         30,000,000
                                          --------------------- ------------------    ------------------ ------------------
                                          --------------------- ------------------    ------------------ ------------------


               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                            ---------------------------------------------
                                                                                  JUNE 30,                 JUNE 30,
                                                                            --------------------     --------------------
                                                                                    1999                     1998
                                                                            --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 10,998,413          $    10,275,112
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .            1,286,833                  790,404
Net change in operating assets and liabilities:
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .           (2,827,681)              (2,753,289)
   Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,094,809)              (1,914,813)
   Prepaid expenses and other current assets. . . . . . . . . . . . . .              (80,492)                 104,614
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (53,669)                 (36,157)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,941,993)                (629,534)
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            2,125,976                 (171,424)
   Accrued compensation and benefits. . . . . . . . . . . . . . . . . .             (527,060)              (1,084,799)
                                                                            --------------------     --------------------
      Net cash provided by operating activities . . . . . . . . . . . .            4,885,518                4,580,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment . . . . . . . . . . . . . . . . . .             (482,570)                (544,703)
                                                                            --------------------     --------------------
         Net cash used in investing activities. . . . . . . . . . . . .             (482,570)                (544,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on revolving line of credit . . . . . . . . . . . . . . . . .            4,579,003                3,097,520
Payments on revolving line of credit and term loan. . . . . . . . . . .           (2,579,003)                 (99,325)
Payments on obligations under capital leases. . . . . . . . . . . . . .             (648,737)                (261,501)
Borrowing on long-term debt . . . . . . . . . . . . . . . . . . . . . .          150,000,000                        0
Payment on long-term debt . . . . . . . . . . . . . . . . . . . . . . .             (502,934)                       0
Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .           (4,878,345)                       0
Equity distribution, net  . . . . . . . . . . . . . . . . . . . . . . .         (151,810,000)              (9,840,000)
                                                                            --------------------     --------------------
        Net cash used in financing activities . . . . . . . . . . . . .           (5,840,016)              (7,103,306)
                                                                            --------------------     --------------------
NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . .           (1,437,068)              (3,067,895)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . .            2,784,828                  873,410
                                                                            --------------------     --------------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . .        $   1,347,760          $    (2,194,485)
                                                                            --------------------     --------------------
                                                                            --------------------     --------------------


               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                               $ 870,913        $ 209,745
                                                     ---------        ---------
                                                     ---------        ---------



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the six months ended June 30, 1999, the Company financed the purchase of $2,310,314 of fixed assets through a capital equipment lease.


               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          (for the Three and Six Months Ended June 30, 1999 and 1998):

1.       Basis of Presentation
         The information set forth in the accompanying financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Cherokee International, LLC (the "Company") for the periods indicated. Results of operations for the interim three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full fiscal year. The Company's second quarter represented the 13-week period ended on July 4 in 1999 and July 5 in 1998. For presentation purposes, these fiscal quarters have been referred to as June 30.

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Cherokee Electronica, S.A. DE C.V., (Electronica), Cherokee India Pvt Ltd. (India) and Cherokee International Finance, Inc. (Finance). Finance was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% Senior Subordinated Notes (see Note 4) and has no independent assets or operations. All material intercompany accounts and transactions have been eliminated.

         Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.       Inventories
         Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventory by component:

                                                     June 30, 1999     December 31, 1998
                                                     -------------     -----------------
                  Raw Material                       $ 16,682,358         $ 13,223,720
                  Work-in-process                       3,026,052            2,369,463
                  Finished goods                          431,892              452,310
                  Reserve for obsolescence               (578,310)            (578,310)
                                                     -------------        -------------
                                                      $19,561,992         $ 15,467,183
                                                     -------------        -------------
                                                     -------------        -------------

3.       Income Taxes
         The Company is taxed as a limited liability company under the provisions of the United States federal and state tax codes. Under United States federal law, taxes based on income of a limited liability company are payable by the company members individually. Accordingly, no provision for United States federal income taxes or for California franchise taxes has been provided in the accompanying financial statements for the three and six months ended June 30, 1999 and 1998.

4.       Certain Transactions
         On April 30, 1999, a syndicate of investors (the "Investors") purchased 60% of Cherokee's issued and outstanding membership units (the "Acquired Interest") directly from the Company's existing members (the "Existing Members"). The aggregate consideration paid by the Investors was $180.0 million. Of the $180.0 million, $160.0 million was paid in cash and $20.0 million was in the form of promissory notes.

         Immediately after the purchase by the Investors of the Acquired Interest, the Company made a $150 million distribution (the "Distribution") to its members, of which $90 million was received by the Investors and $60 million was received by the Existing Members.

         The Distribution was financed by (1) a portion of the proceeds of a new senior credit agreement entered into with Heller Financial, Inc. and certain other financial institutions (the "Credit Agreement"); and (2) the proceeds of $100 million of 10.50% Senior Subordinated Notes due 2009 issued in an offering under Rule 144A of the Securities Act.

         The Credit Agreement provides for a $50 million term loan facility (all of which was drawn to fund the Distribution and related expenses) and a $25 million revolving credit facility ($4.6 million of which was drawn to fund the Distribution and related expenses). The Credit Agreement has a maturity of six years, and the term loan will amortize over such period with annual principal payments ranging from $2.5 million to $13.5 million. The Credit Agreement is secured by substantially all of the Company's assets and by a non-recourse pledge of 100% of the Company's membership units held by the Investors and the Existing Members. As of June 30, 1999, there was $50 million outstanding under the term loan and $2.0 million outstanding under the revolving credit facility.

5.       Deferred Financing Costs
         In connection with the transactions described in Note 4 above, the Company incurred approximately $5.5 million of fees and expenses of which approximately $4.9 million was capitalized as Deferred Financing Costs and approximately $0.6 million was directly expensed and classified as Other income (expense) in the quarter ended June 30, 1999. Deferred financing costs are being amortized over 6 years.

6.       Special Bonus Distribution
         In connection with the transactions described in Note 4 above, the Company's management committee authorized the distribution of approximately $5.3 million of special bonus payments to certain key employees for their role in the Company's growth and success over the previous years. This bonus distribution was entirely funded by capital contributions made by the Existing Members such that there was no effect on the Company's retained earnings.

7.       Membership Units
         Effective June 28, 1999, the Company's management committee approved a 75-for-1 split of the outstanding Class A Units and Class B Units from 4,000 to 300,000 and from 396,000 to 29,700,000, respectively. Accordingly, all unit and income per unit figures have been restated to reflect this split.

8.       Income Per Unit
         In accordance with SFAS No. 128, EARNINGS PER SHARE, basic income per unit calculations are determined by dividing net income by the weighted average outstanding class A and B units. There were no dilutive units outstanding at the end of any period presented.

9.       Comprehensive Income
         During fiscal 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. The Company's net income was the same as comprehensive income for all periods presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for OEMs primarily in the high growth telecommunications, networking and high-end workstation industries. The Company produces its products and related components in four sophisticated manufacturing facilities located in Tustin, California, Irvine, California, Guadalajara, Mexico and Bombay, India.

         The Company's net sales are principally driven by growth in its customers' industries. The telecommunications, networking and high-end workstation segments are benefiting from the proliferation of internet/intranet, wireless and other communications.

         The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. During 1998 and 1999, raw materials accounted for a large majority of cost of sales. Raw materials include magnetic subassemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Labor costs include employee costs of salaried and hourly employees. Manufacturing overhead includes lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

         Operating expenses include engineering costs, selling and marketing costs and administrative expenses. Engineering costs primarily include salaries and benefits of engineering personnel, safety approval and quality certification fees, depreciation on equipment and subcontract costs for third party contracting services. Selling and marketing expenses primarily include salaries and benefits to account managers and commissions to independent sales representatives. Administrative expenses primarily include salaries and benefits for certain management and administrative personnel, professional fees and information system costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES

         Net sales increased by approximately 63.5% or $12.3 million to $31.7 million for the three months ended June 30, 1999 from $19.4 million for the three months ended June 30, 1998.

         This increase in net sales was primarily attributable to:

         - broadening of the Company's customer base resulting in additional sales from projects with new customers; and

         -    growth in business with existing customers.

GROSS PROFIT

         Gross Profit increased by approximately 57.6% or $4.3 million to $11.8 million for the three months ended June 30, 1999 from $7.5 million for the three months ended June 30, 1998. Gross margin for the quarter decreased to 37.4% from 38.8% in the prior year.

         The increase in gross profit was primarily due to the increase in sales. The decrease in gross margin compared to the prior year was primarily due to:

         -    increased pricing pressure from certain key existing customers;
              and

         -    a change in product mix.

         This decrease was partially offset by:

         -    improved operating leverage due to higher sales volume; and

         -    improved operating efficiencies due to increased automation.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 1999 of $8.2 million included a $5.3 million special bonus distribution to a group of key employees. This bonus payment was in addition to the Company's discretionary annual management bonus plan and was funded by capital contributions made by the Existing Members (see Note 6 to Consolidated Financial Statements). No such special bonus distribution was made in the prior year.

     Operating expenses, excluding the special bonus distribution, increased by approximately 52.9% or $1.0 million to $2.8 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. As a percentage of sales, operating expenses, before the special bonus distribution, declined to 9.0% from 9.6% in the prior year.

     The increase in operating expenses was primarily due to the increased costs to support the higher sales volume. The decline in operating expenses as a percentage of net sales was primarily attributable to increased operating leverage as a result of the higher sales volume.

OPERATING INCOME

         Operating income for the three months ended June 30, 1999 of $3.7 million includes the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, operating income increased by approximately 59.1% or $3.3 million to $9.0 million for the three months ended June 30, 1999 from $5.7 million for the three months ended June 30, 1998. Operating margin for the current quarter, before the special bonus distribution, decreased to 28.4% from 29.2% in the prior year.

          The increase in operating income was primarily due to the increase in gross profit. The decrease in operating margin was primarily attributable to the decrease in gross margin discussed above.

INTEREST EXPENSE

         Interest expense for the three months ended June 30, 1999 was $2.7 million compared to $0.1 million for the three months ended June 30, 1998. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999 in connection with certain transactions (see
Note 4 to Consolidated Financial Statements).

PRETAX INCOME

         Pretax income for the three months ended June 30, 1999 was $0.3 million, which includes the effect of the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, pretax income increased by approximately 1.4% or $.1 million to $5.6 million for the three months ended June 30, 1999 from $5.5 million for the three months ended June 30, 1998. Pretax income margin for the current quarter, before the special bonus distribution, was 17.7% compared to 28.5% in the prior period.

         The decrease in pretax income margin was primarily due to the substantially higher interest expense discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES

         Net sales increased by approximately 74.5% or $28.4 million to $66.5 million for the six months ended June 30, 1999 from $38.1 million for the six months ended June 30, 1998.

         This increase in net sales was primarily attributable to:

         - broadening of the Company's customer base resulting in additional sales from projects with new customers; and

         -    growth in business with existing customers.


GROSS PROFIT

         Gross Profit increased by approximately 71.6% or $10.4 million to $25.0 million for the six months ended June 30, 1999 from $14.6 million for the six months ended June 30, 1998. Gross margin for the six-month period decreased to 37.6% from 38.2% in the prior year.

         The increase in gross profit was primarily due to the increase in sales. The decrease in gross margin compared to the prior year was primarily due to:

         -    increased pricing pressure from certain key existing customers;
              and

         -    a change in product mix.

         This decrease was partially offset by:

         -    improved operating leverage due to higher sales volume; and

         -    improved operating efficiencies due to increased automation.

OPERATING EXPENSES

         Operating expenses for the six months ended June 30, 1999 of $10.6 million included a $5.3 million special bonus distribution. This bonus payment was in addition to the Company's discretionary annual management bonus plan and was funded by capital contributions made by the Existing Members (see Note 6 to Consolidated Financial Statements). No such special bonus distribution was made in the prior year.

     Operating expenses, excluding the special bonus distribution, increased by approximately 27.9% or $1.1 million to $5.2 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998. As a percentage of sales, operating expenses, before the special bonus distribution, declined to 7.9% from 10.8% in the prior year.

     The increase in operating expenses was primarily due to the increased costs to support the higher sales volume. The decline in operating expenses as a percentage of net sales was primarily attributable to increased operating leverage as a result of the higher sales volume.

OPERATING INCOME

         Operating income for the six months ended June 30, 1999 of $14.4 million includes the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, operating income increased by approximately 88.6% or $9.3 million to $19.8 million for the six months ended June 30, 1999 from $10.5 million for the six months ended June 30, 1998. Operating margin for the current quarter, before the special bonus distribution, improved to 29.7% from 27.5% in the prior year.

          The increase in operating income and operating margin was primarily due to the same factors contributing to our increase in gross profit as discussed above and improved operating leverage due to increased sales volume.

INTEREST EXPENSE

         Interest expense for the six months ended June 30, 1999 was $2.8 million compared to $0.2 million for the six months ended June 30, 1998. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999 in connection with certain transactions (see Note 4 to Consolidated Financial Statements).

PRETAX INCOME

         Pretax income for the six months ended June 30, 1999 was $11.0 million, which includes the effect of the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, pretax income increased by approximately 58.9% or $6.1 million to $16.3 million for the six months ended June 30, 1999 from $10.3 million for the six months ended June 30, 1998. Pretax income margin for the current six-month period, before the special bonus distribution, was 24.6% compared to 27.0% in the prior period.

         The increase in pretax income was primarily due to the same factors contributing to the increase in operating income as discussed above, partially offset by the substantially higher interest expense discussed above.

LIQUIDITY AND CAPITAL

CASH FLOWS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998


      Net cash provided by operating activities was $4.9 million for the six months ended June 30, 1999 compared to $4.6 million for the six months ended June 30, 1998. The amount for 1999 includes the negative cash flow effect of a $5.3 million special bonus distribution which was funded by capital contributions made by the Existing Members. Excluding the effect of the special bonus distribution, cash provided by operating activities was $10.2 million for the six months ended June 30, 1999, which increased 123.0% or $5.6 million from the same period in the prior year. This increase was primarily the result of a $6.5 million increase in cash earnings from operations (net income, excluding the effect of the special bonus distribution, plus depreciation and amortization).

      Net cash used in financing activities was $5.8 million for the six months ended June 30, 1999 compared to $7.1 million for the six months ended June 30, 1998. The amount for 1999 includes the favorable cash flow effect of a $5.3 million capital contribution made by the Existing Members to fund the special bonus distribution discussed above. This was partially offset by payment in 1999 of $4.9 million of deferred financing costs (see Note 5 to Consolidated Financial Statements).

LIQUIDITY

      Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. As a result of certain transactions (see Note 4 to Consolidated Financial Statements), the Company's current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes. As of June 30, 1999, the Company's borrowings consisted of $100 million of senior subordinated notes, $52 million of borrowings under a new credit agreement, including $50 million under a term loan facility and $2 million drawn under a $25 million revolving credit facility, and $3.2 million under capital leases. Interest expense will have a greater proportionate impact on net income in subsequent periods in comparison with the periods before these transactions. The Company is not be subject to any amortization requirements under the notes prior to maturity but it is required to make scheduled repayments under the term loan facility.

      Management believes that cash flow from operations and available borrowings capacity will be adequate to meet its anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

      The Company's historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 1999, the Company expects capital expenditures to be approximately $3 million.

YEAR 2000 COMPLIANCE

         The "Year 2000" ("Y2K") issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software or hardware may recognize a date using "00" as the year 1900 rather than year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or an inability to engage in similar normal business activities.

         CHEROKEE INTERNATIONAL LLC INITIATIVES PROGRAM. Historically, all of the locations of the Company have operated on separate information systems, using different software platforms. In calendar 1997, the Company analyzed its system for Year 2000 compliance with a view to replacing non-compliant systems and creating an integrated Year 2000 compliant system. In addition, the Company has developed a comprehensive program to address the Year 2000 issue with respect to the following non-system areas: (1) network switching;
(2) the Company's non-information technology systems (such as building, plant, equipment and other infrastructure systems that may contain embedded microprocessor technology); and (3) the status of major vendors, third-party network service providers and other material service providers (insofar as they relate to the Company's business). As explained below, the Company's effort to assess its systems as well as non-system areas related to Year 2000 compliance involve: (1) a wide-ranging assessment of the Year 2000 problems that may affect the Company; (2) the development of remedies to address the problems discovered in the assessment phase; and (3) testing of the remedies.

         ASSESSMENT PHASE. The Company has identified substantially all of its major hardware and software platforms in use as well as the relevant non-system areas described above. The Company has determined its system requirements on a company-wide basis and has begun the implementation of an enterprise resource planning ("ERP") system , which is intended to be a single system database onto which all the Company's individual systems will be migrated. In relation thereto, the Company has obtained written verification from the hardware, software and other equipment vendors and third-party network service providers relating to Year 2000 compliance.

         REMEDIATION AND TESTING PHASE. In implementing the ERP system, the Company undertook and has completed a remediation and testing phase of all internal systems, LANs, WANs, and PBXs. This phase was intended to address potential Year 2000 problems of the ERP system in relation to both information technology and non-information technology systems and then to demonstrate that the ERP software was Year 2000 compliant. ERP system software was selected and application implemented by a team of internal users and outside ERP application experts. The ERP system was tested from July 1998 to present by this team of experts. All four locations have now been fully implemented on the ERP system.

         PROGRAM TO ASSESS AND MONITOR PROGRESS OF THIRD PARTIES. As noted above, the Company has also undertaken an action plan to assess and monitor the progress of third-party vendors in resolving Year 2000 issues. To date, the Company has sent a "Y2K" questionnaire to its vendors and is currently following up on non-responsive vendors. The Company believes that the majority of required compliance and remediation with respect to these vendors will be completed prior to January 1, 2000.

         CONTINGENCY PLANS. The Company has begun to analyze contingency plans to handle the worst-case Year 2000 scenarios that the Company reasonably believes could occur and, if necessary, intends to develop a timetable for completing such contingency plans.

         COST RELATED TO THE YEAR 2000 ISSUE. To date, the Company has incurred approximately $180,000 in costs related to the implementation of the ERP system. The Company currently estimates the total ERP implementation will cost approximately $200,000 and a portion of the costs have and will be capitalized to the extent permitted under generally accepted accounting principles.

         RISKS RELATED TO THE YEAR 2000 ISSUE. Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company `s business and operations, the actual effects of the issue will not be known until the Year 2000. Failure of the Company's major vendors, third-party network service providers and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

         Statements in this report containing the words "believes," "anticipates," "expects," and words of similar import, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company's substantial leverage and restrictive covenants in our debt agreements, (2) reductions in sales to any of the Company's significant customers or in customer capacity generally, (3) changes in the Company's sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company's established supply channels, (6) the Company's ability to accurately estimate the cost of successful systems preparation and implementation for Year 2000 compliance and (7) the additional risk factors identified in the Company's Registration Statement on Form S-4 (No. 333-82713) initially filed with the SEC on July 13, 1999 (as amended from time to time), and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

         The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any such matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      EXHIBITS:

         3.1* Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

         3.2* Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         3.3* Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         4.1* Indenture, dated as of April 30, 1999, among Cherokee International, LLC, Cherokee International Finance, Inc. and Firstar Bank of Minnesota, N.A., as trustee, relating to the notes.

         4.2* Form of 10 1/2% Series A Subordinated Notes due 2009 (included in Exhibit 4.1).

         4.3* Form of 10 1/2% Series B Senior Subordinated Note due 2009 (included in Exhibit 4.1).

         4.4* Registration Rights Agreement, dated as of April 30, 1999, among Cherokee International, LLC, Cherokee International Finance, Inc. and Credit Suisse First Boston Corporation.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the 13-week period ended July 4, 1999.
______________________

* Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4, initially filed with the Securities and Exchange Commission on July 13, 1999 (File No. 333-82713).

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Cherokee International, LLC

Date: August 17, 1999                     /s/ R. Van Ness Holland, Jr.
                                          -------------------------------------
                                          R. Van Ness Holland, Jr.
                                          Chief Financial Officer