Form 10-Q
period 1999-10-03
CHEROKEE INTERNATIONAL LLC
filed 1999-11-16
CIK 1090070

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 3, 1999
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                (714) 544-6665
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

       Consolidated Balance Sheets--
            September 30, 1999 and December 31, 1998...........................3

       Consolidated Statements of Income--
            For the Three and Nine Months Ended September 30, 1999 and 1998....4

       Consolidated Statements of Cash Flows--
            For the Nine Months Ended September 30, 1999 and 1998..............5

       Notes to Consolidated Financial Statements .............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10


PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................17

SIGNATURES....................................................................18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                  -----------------------      -----------------------
                                                                            1999                        1998
                                                                  -----------------------      -----------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .     $         3,992,113          $         2,784,828
Accounts receivable, net of allowance for doubtful accounts
   of $175,000 in 1999 and 1998  . . . . . . . . . . . . . . . .              17,940,139                   14,861,816
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . .              19,071,731                   15,467,183
Prepaid expenses and other current assets. . . . . . . . . . . .                 105,168                       67,576
                                                                  -----------------------      -----------------------
   Total current assets  . . . . . . . . . . . . . . . . . . . .              41,109,151                   33,181,403
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $5,730,529 and $3,984,245 in
   1999 and 1998, respectively . . . . . . . . . . . . . . . . .               8,993,063                    7,457,096
DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 281,503                      207,526
DEFERRED FINANCING COSTS, net of accumulated amortization
   of $338,774 in 1999 . . . . . . . . . . . . . . . . . . . . .               4,849,571                            0
                                                                  -----------------------      -----------------------
                                                                     $        55,233,288          $        40,846,025
                                                                  -----------------------      -----------------------
                                                                  -----------------------      -----------------------
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     $         3,783,302          $         5,896,016
Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .               1,432,447                      825,113
Accrued compensation and benefits  . . . . . . . . . . . . . . .               1,924,040                    2,054,736
Accrued interest payable . . . . . . . . . . . . . . . . . . . .               5,106,986                            0
Current portion of long-term debt  . . . . . . . . . . . . . . .               1,851,562                      240,000
Current portion of capital lease obligations . . . . . . . . . .                 761,319                      467,694
                                                                  -----------------------      -----------------------
   Total current liabilities . . . . . . . . . . . . . . . . . .              14,859,656                    9,483,559
LONG-TERM DEBT, net of current portion . . . . . . . . . . . . .             146,906,250                      540,000
CAPITAL LEASE OBLIGATIONS, net of current portion  . . . . . . .               2,222,062                      793,937
MEMBERS' EQUITY (DEFICIT)
Class A units: 300,000 units issued and outstanding
   in 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . .                  14,000                       14,000
Class B units: 30,002,000 units and 29,700,000 units issued
   and outstanding in 1999 and 1998, respectively. . . . . . . .               2,594,000                    1,386,000
Retained Earnings (Deficit). . . . . . . . . . . . . . . . . . .            (111,362,680)                  28,628,529
                                                                  -----------------------      -----------------------
   Total members' equity (deficit) . . . . . . . . . . . . . . .            (108,754,680)                  30,028,529
                                                                  -----------------------      -----------------------
                                                                     $        55,233,288          $        40,846,025
                                                                  -----------------------      -----------------------
                                                                  -----------------------      -----------------------


                 See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          ----------------------------------------    -------------------------------------
                                                  SEPTEMBER 30,      SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,
                                          --------------------- ------------------    ------------------ ------------------
                                                       1999                1998                  1999               1998
                                          --------------------- ------------------    ------------------ ------------------
NET SALES. . . . . . . . . . . . . . . .    $       27,601,575    $    22,203,517       $    94,097,923    $    60,306,198
COST OF SALES. . . . . . . . . . . . . .            18,070,263         13,796,425            59,569,445         37,327,754
                                          --------------------- ------------------    ------------------ ------------------
GROSS PROFIT . . . . . . . . . . . . . .             9,531,312          8,407,092            34,528,478         22,978,444

OPERATING EXPENSES:
Engineering expenses . . . . . . . . . .             1,009,742            882,767             3,071,371          2,756,689
Selling and marketing expenses . . . . .               687,540            482,658             1,981,647          1,389,932
General & administrative expenses. . . .               954,834            705,145             2,837,863          2,020,051
Special bonus distribution . . . . . . .                     0                  0             5,330,000                  0
                                          --------------------- ------------------    ------------------ ------------------
   Total operating expenses. . . . . . .             2,652,116          2,070,570            13,220,881          6,166,672
                                          --------------------- ------------------    ------------------ ------------------
OPERATING INCOME . . . . . . . . . . . .             6,879,196          6,336,522            21,307,597         16,811,772

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . . .            (3,938,596)          (116,067)           (6,849,719)          (325,812)
Other income (expense) . . . . . . . . .              (196,222)           168,846              (715,087)           178,453
                                          --------------------- ------------------    ------------------ ------------------
NET INCOME . . . . . . . . . . . . . . .    $        2,744,378    $     6,389,301       $    13,742,791    $    16,664,413
                                          --------------------- ------------------    ------------------ ------------------
                                          --------------------- ------------------    ------------------ ------------------

BASIC AND DILUTED
  INCOME PER UNIT. . . . . . . . . . . .    $              .09    $           .21       $          .46     $           .56
                                          --------------------- ------------------    ------------------ ------------------
                                          --------------------- ------------------    ------------------ ------------------
WEIGHTED AVERAGE
  OUTSTANDING UNITS  . . . . . . . . . .            30,195,143         30,000,000           30,065,047          30,000,000
                                          --------------------- ------------------    ------------------ ------------------
                                          --------------------- ------------------    ------------------ ------------------


               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                           --------------------------------------------
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                           --------------------    --------------------
                                                                                   1999                    1998
                                                                           --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     13,742,791        $     16,664,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .             1,746,284               1,217,399
Amortization of deferred financing costs. . . . . . . . . . . . . . . .               338,774                       0
Net change in operating assets and liabilities:
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .            (3,078,323)             (3,644,677)
   Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,604,548)             (1,199,391)
   Prepaid expenses and other current assets. . . . . . . . . . . . . .               (37,592)                115,581
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (73,977)                (39,689)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,112,714)                639,603
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .               607,334                (301,925)
   Accrued compensation and benefits. . . . . . . . . . . . . . . . . .              (130,696)               (984,791)
   Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .             5,106,986                       0
                                                                           --------------------    --------------------
      Net cash provided by operating activities . . . . . . . . . . . .            12,504,319              12,466,523
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment . . . . . . . . . . . . . . . . . .              (971,937)             (1,235,851)
                                                                           --------------------    --------------------
         Net cash used in investing activities. . . . . . . . . . . . .              (971,937)             (1,235,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on revolving line of credit . . . . . . . . . . . . . . . . .             4,699,935               3,097,520
Payments on revolving line of credit and term loan. . . . . . . . . . .            (4,699,935)             (3,127,365)
Payments on obligations under capital leases. . . . . . . . . . . . . .              (588,564)               (214,871)
Borrowing on long-term debt . . . . . . . . . . . . . . . . . . . . . .           150,000,000                       0
Payment on long-term debt . . . . . . . . . . . . . . . . . . . . . . .            (2,022,188)                      0
Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .            (5,188,345)                      0
Equity distribution   . . . . . . . . . . . . . . . . . . . . . . . . .          (157,856,000)            (12,240,000)
Capital contribution to fund special bonus distribution . . . . . . . .             5,330,000                       0
                                                                           --------------------    --------------------
        Net cash used in financing activities . . . . . . . . . . . . .           (10,325,097)            (12,484,716)
                                                                           --------------------    --------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . .             1,207,285              (1,254,044)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . .             2,784,828                 873,410
                                                                           --------------------    --------------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . .      $      3,992,113        $       (380,634)
                                                                           --------------------    --------------------
                                                                           --------------------    --------------------

               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                              $1,382,749        $ 319,812
                                                     ---------        ---------
                                                     ---------        ---------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the nine months ended September 30, 1999, the Company financed the purchase of $2,310,314 of fixed assets through a capital equipment lease.


                 See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1.       Basis of Presentation

         The information set forth in the accompanying financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Cherokee International, LLC (the "Company") for the periods indicated. Results of operations for the interim three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full fiscal year. The Company's third quarter represented the 13-week period ended on October 3 in 1999 and October 4 in 1998. For presentation purposes, these fiscal quarters have been referred to as September 30.

         The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Cherokee Electronica, S.A. DE C.V. (Electronica), Cherokee India Pvt. Ltd. (India), Powertel India Pvt. Ltd. (Powertel) and Cherokee International Finance, Inc. (Finance). Finance was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% Senior Subordinated Notes (see Note 4) and has no independent assets or operations. All material intercompany accounts and transactions have been eliminated.

         Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.

2.       Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

                                                September 30, 1999     December 31, 1998
                                                ------------------     -----------------
                  Raw Material                       $ 16,024,714          $ 13,223,720
                  Work-in-process                       3,228,114             2,369,463
                  Finished goods                          397,213               452,310
                  Reserve for obsolescence               (578,310)             (578,310)
                                                ------------------     -----------------
                                                      $19,071,731          $ 15,467,183
                                                ------------------     -----------------
                                                ------------------     -----------------

3.       Income Taxes

         The Company is taxed as a limited liability company under the provisions of the United States federal and state tax codes. Under United States federal law, taxes based on income of a limited liability company are payable by the Company's members individually. Accordingly, no provision for United States federal income taxes or for California franchise taxes has been provided in the accompanying financial statements.

4.       Certain Transactions

         On April 30, 1999, a group of investors (the "Investors") purchased 60% of Cherokee's issued and outstanding membership units (the "Acquired Interest") directly from the Company's existing members (the "Existing Members"). The aggregate consideration paid by the Investors was $180.0 million. Of the $180.0 million, $160.0 million was paid in cash and $20.0 million was in the form of promissory notes.

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

         The Credit Agreement provides for a $50 million term loan facility (all of which was drawn to fund the Distribution and related expenses) and a $25 million revolving credit facility ($4.6 million of which was drawn to fund the Distribution and related expenses). The Credit Agreement has a maturity of six years, and the term loan will amortize over such period with annual principal payments ranging from $2.5 million to $13.5 million. The Credit Agreement is secured by substantially all of the Company's assets and by a non-recourse pledge of 100% of the Company's membership units held by the Investors and the Existing Members. As of September 30, 1999, there was $48.8 million outstanding under the term loan and no borrowings were outstanding under the revolving credit facility.

5.       Deferred Financing Costs

         During the nine months ended September 30, 1999, the Company incurred approximately $6.0 million of fees and expenses related to the issuance of senior subordinated notes and the execution of a new term loan and credit facility. Of such fees and expenses approximately $5.2 million was capitalized as deferred financing costs and approximately $0.8 million was directly expensed and included in other income (expense) in the accompanying consolidated statements of income. Deferred financing costs are being amortized over 6 years.

6.       Special Bonus Distribution

         In connection with the transactions described in Note 4 above, the Company's management committee authorized approximately $5.3 million of special bonus payments to certain key employees for their role in the Company's growth and success over the previous years. These bonus payments were entirely funded by capital contributions made by the Company's then existing members.

7.       Membership Units

         Effective June 28, 1999, the Company's management committee approved a 75-for-1 split of the outstanding Class A Units and Class B Units. Accordingly, all unit and income per unit figures have been restated to reflect this split.

8.       Unit Purchase Plan

         In June 1999, the Company adopted the 1999 Unit Purchase Plan covering an aggregate of 1,500,000 shares of Class B membership units. At June 30, 1999, the Company had provided an opportunity to purchase an aggregate of 302,000 Class B units to certain key employees at $4.00 per unit. During the three months ended September 30, 1999, all such granted awards were exercised by these employees whereby the Company received aggregate proceeds of $1,208,000.

9.       Income Per Unit

         In accordance with SFAS No. 128, EARNINGS PER SHARE, basic income per unit calculations are determined by dividing net income by the weighted average units outstanding. There were no dilutive units outstanding at the end of any period presented.

10.      Comprehensive Income

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers primarily in the high growth telecommunications, networking and high-end workstation industries. The Company produces its products and related components in four sophisticated manufacturing facilities located in Tustin, California, Irvine, California, Guadalajara, Mexico and Bombay, India.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

         Net sales increased by approximately 24.3% or $5.4 million to $27.6 million for the three months ended September 30, 1999 from $22.2 million for the three months ended September 30, 1998.

         This increase in net sales was primarily attributable to growth in business with existing customers, along with a broadening of the Company's customer base resulting in additional sales from projects with new customers.

GROSS PROFIT

         Gross profit increased by approximately 13.4% or $1.1 million to $9.5 million for the three months ended September 30, 1999 from $8.4 million for the three months ended September 30, 1998. Gross margin for the quarter decreased to 34.5% from 37.9% in the prior year.

         The increase in gross profit was primarily due to the increase in sales. The decrease in gross margin compared to the prior year was primarily due to increased pricing pressure from certain key existing customers and a change in product mix. This decrease was partially offset by improved operating leverage due to higher sales volume and improved operating efficiencies due to increased automation.

OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 1999 increased by approximately 28.1% or $.6 million to $2.7 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998. As a percentage of sales, operating expenses increased to 9.6% from 9.3% in the prior year.

     The increase in operating expenses was primarily due to the increased costs to support the higher sales volume. The increase in operating expenses as a percentage of net sales was primarily attributable to having the resources in place to support sales levels commensurate with those achieved in the immediately preceding quarters.

OPERATING INCOME

         Operating income increased by approximately 8.6% or $.5 million to $6.9 million for the three months ended September 30, 1999 from $6.3 million for the three months ended September 30, 1998. Operating margin for the current quarter decreased to 24.9% from 28.5% in the prior year.

          The increase in operating income was primarily due to the increase in gross profit, partially offset by higher operating expenses. The decrease in operating margin was primarily attributable to the decrease in gross margin discussed above.

INTEREST EXPENSE

         Interest expense for the three months ended September 30, 1999 was $3.9 million compared to $0.1 million for the three months ended September 30, 1998. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999 in connection with certain transactions (see Note 4 to Consolidated Financial Statements).

PRETAX INCOME

         Pretax income decreased by approximately 57.0% or $3.6 million to $2.7 million for the three months ended September 30, 1999 from $6.4 million for the three months ended September 30, 1998. Pretax income margin for the current quarter, was 9.9% compared to 28.8% in the prior period.

         The decrease in pretax income margin was primarily due to the substantially higher interest expense discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

         Net sales increased by approximately 56.0% or $33.8 million to $94.1 million for the nine months ended September 30, 1999 from $60.3 million for the nine months ended September 30, 1998.

         This increase in net sales was primarily attributable to growth in business with existing customers, along with a broadening of the Company's customer base resulting in additional sales from projects with new customers.

GROSS PROFIT

         Gross Profit increased by approximately 50.3% or $11.6 million to $34.5 million for the nine months ended September 30, 1999 from $23.0 million for the nine months ended September 30, 1998. Gross margin for the nine-month period decreased to 36.7% from 38.1% in the prior year.

         The increase in gross profit was primarily due to the increase in sales. The decrease in gross margin compared to the prior year was primarily due to increased pricing pressure from certain key existing customers and a change in product mix. This decrease was partially offset by improved operating leverage due to higher sales volume and improved operating efficiencies due to increased automation.

OPERATING EXPENSES

         Operating expenses for the nine months ended September 30, 1999 of $13.2 million included a $5.3 million special bonus distribution. This bonus payment was in addition to the Company's discretionary annual management bonus plan and was funded by capital contributions made by the Company's then existing members (see Note 6 to Consolidated Financial Statements). No such special bonus distribution was made in the prior year.

     Operating expenses, excluding the special bonus distribution, increased by approximately 28.0% or $1.7 million to $7.9 million for the nine months ended

September 30, 1999 from $6.2 million for the nine months ended September 30, 1998. As a percentage of sales, operating expenses, before the special bonus distribution, declined to 8.4% from 10.2% in the prior year.

     The increase in operating expenses was primarily due to the increased costs to support the higher sales volume. The decline in operating expenses as a percentage of net sales was primarily attributable to increased operating leverage as a result of the higher sales volume.

OPERATING INCOME

         Operating income for the nine months ended September 30, 1999 of $21.3 million includes the effect of the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, operating income increased by approximately 58.4% or $9.8 million to $26.6 million for the nine months ended September 30, 1999 from $16.8 million for the nine months ended September 30, 1998. Operating margin for the nine-month period, before the special bonus distribution, improved to 28.3% from 27.9% in the prior year.

          The increase in operating income was primarily due to the increase in gross profit, partially offset by higher operating expenses. The increase in operating margin was primarily due to improved operating leverage due to increased sales volume, partially offset by a decrease in gross margin.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 1999 was $6.8 million compared to $0.3 million for the nine months ended September 30, 1998. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999 in connection with certain transactions (see Note 4 to Consolidated Financial Statements).

PRETAX INCOME

         Pretax income for the nine months ended September 30, 1999 was $13.7 million, which includes the effect of the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, pretax income increased by approximately 14.5% or $2.4 million to $19.1 million for the nine months ended September 30, 1999 from $16.7 million for the nine months ended September 30, 1998. Pretax income margin for the current nine-month period, before the special bonus distribution, was 20.3% compared to 27.6% in the prior period.

         The increase in pretax income was primarily due to the same factors contributing to the increase in operating income as discussed above, partially offset by the substantially higher interest expense discussed above.

LIQUIDITY AND CAPITAL

CASH FLOWS

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Net cash provided by operating activities was $12.5 million for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998. The amount for 1999 includes the negative cash flow effect of a $5.3 million special bonus distribution which was funded by capital contributions made by the existing members. Excluding the effect of the special bonus distribution, cash provided by operating activities was $17.8 million for the nine months ended September 30, 1999, which increased 43.1% or $5.4 million from the same period in the prior year. This increase was primarily the result of a $3.3 million increase in cash earnings from operations (net income, excluding the effect of the special bonus distribution, plus depreciation and amortization including amortization of deferred financing costs). Cash provided by operating activities for 1999 reflects a $5.1 million increase in accrued interest payable, offset by increases of $3.1 million in accounts receivable and $3.6 million in inventory and a decrease of $2.1 million in accounts payable. Cash provided by operating activities for 1998 includes the effect of increases of $3.6 million in accounts receivable and $1.2 million in inventory.

      Net cash used in financing activities was $10.3 million for the nine months ended September 30, 1999 compared to $12.5 million for the nine months ended September 30, 1998. The amount for 1999 includes the favorable cash flow effect of a $5.3 million capital contribution made by the existing members to fund the special bonus distribution discussed above. This was partially offset by payment in 1999 of $5.2 million of deferred financing costs (see Note 5 to Consolidated Financial Statements).

LIQUIDITY

      Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. As a result of certain transactions (see Note 4 to Consolidated Financial Statements), the Company's current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes. As of September 30, 1999, the Company's borrowings consisted of $100 million of senior subordinated notes, $48.8 million of borrowings under a term loan facility, and $3.0 million under capital leases. The Company had no borrowings outstanding under its $25 million revolving credit facility. The Company is not subject to any amortization requirements under the notes prior to maturity in 2009, but it is required to make scheduled repayments under the term loan facility.

      Management believes that cash flow from operations and available borrowing capacity will be adequate to meet the Company's anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

      The Company's historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 1999, the Company expects capital expenditures to be between $3-4 million, of which approximately $2.3 million has been financed under a capital lease.

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

         RISKS RELATED TO THE YEAR 2000 ISSUE. Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company `s business and operations, the actual effects of the issue will not be known until the Year 2000. Failure of the Company's major vendors, third-party network service providers or other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

         Statements in this report containing the words "believes," "anticipates," "expects," and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company's substantial leverage and restrictive covenants in its debt agreements, (2) reductions in sales to any of the Company's significant customers or in customer capacity generally, (3) changes in the Company's sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company's established supply channels,
(6) the Company's ability to accurately estimate the cost of successful systems preparation and implementation for Year 2000 compliance and (7) the additional risk factors identified in the Company's Registration Statement on Form S-4 (No. 333-82713) and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the 13-week period ended October 3, 1999.
----------------------

* Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-82713).

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Cherokee International, LLC

Date: November 16, 1999                   /s/ R. Van Ness Holland, Jr.
                                          -------------------------------------
                                          R. Van Ness Holland, Jr.
                                          Chief Financial Officer