Form 10-K
period 2000-01-02
CHEROKEE INTERNATIONAL LLC
filed 2000-03-31
CIK 1090070

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

          (mark one)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _______________

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

                                        N/A
         -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The voting membership units of the registrant are not publicly traded. All of the voting membership units are held by affiliates of the registrant.

     The number of membership units outstanding of the registrant's voting and non-voting membership units was 30,302,000 as of February 29, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Cherokee International, LLC is a leading designer and manufacturer of a broad range of switch mode power supplies for OEMs in the telecommunications, networking, high-end workstation and other electronic equipment industries. Power supplies perform many essential functions relating to the supply, distribution and regulation of electrical power and are used in virtually all electronic equipment. Basic power supplies convert AC from a utility source such as a wall outlet, into the DC required for electronic systems.

STRATEGIC ADVANTAGES

    We believe that our strategic advantages include the following:

- TIME TO MARKET: A critical factor in a customer's selection of a power supply manufacturer is the time to market of the power supply. Time to market is the time required to design, engineer, manufacture and deliver the product to a customer. We have established a track record of consistently providing high quality products with short times to market. We streamline the design and production processes by employing experienced personnel, providing them with sophisticated state of the art equipment and tools and encouraging our engineers to communicate directly with our customers' engineers throughout the design and manufacturing process. In addition, we are one of the few companies in the industry with the ability to self certify our products for virtually all safety agencies. Our unique design and production methodologies and North American based operations increase production efficiency, enhance our customer relationships and avoid delays in communication and the exchange of designs and prototypes that burden many of our overseas competitors.

- STRONG PARTNERSHIPS WITH BLUE CHIP CUSTOMER BASE: We provide products to leading OEMs such as IBM, Cisco, Hewlett-Packard, Motorola, Lucent, Alcatel, Nortel, Silicon Graphics and Honeywell. We have been doing business with many of our customers for over 10 years. We believe that our customers continue to seek long-term partnerships with a small number of core suppliers like Cherokee. Our relationships are strengthened by the fact that we work jointly with many of our customers in the design and development of new products, which our customers partially fund. We believe that as a result of these factors we have been successful in building our share with many of these customers over the last several years.

- RECURRING SALES: Our products are generally used for the entire life cycle of a customer's end products, providing a base of recurring sales from year to year. We have found that OEMs generally prefer not to change suppliers once a power supply has been designed into a product, due to the fact that such a change often requires time-consuming and costly re-testing and re-certification by the customer and one or more regulatory agencies. It is also very difficult for another manufacturer to precisely and economically replicate a power supply unit which is already incorporated into a product. The life cycle of our customers' products range from approximately 2 to 10 years.

- LOW COST STATE OF THE ART OPERATIONS: Our sophisticated engineering capabilities, in-house production of certain critical components, highly automated manufacturing processes and state of the art testing equipment enable us to operate extremely efficiently, thereby enhancing profitability, flexibility and competitiveness. The following initiatives have lowered our overall cost of production and enhanced profit margins:

    - in-house manufacturing of labor intensive magnetic sub-assemblies at our facilities in India;

    - use of common componentry in our product designs, including in our highly customized products, thereby reducing development and production costs;

    - procurement of raw materials and components directly from manufacturers, rather than distributors;

    - use of continuous flow manufacturing lines and computer controlled surface mount assembly machines to improve quality and yield rates;

    - procurement and maintenance of state of the art equipment resulting in limited maintenance capital expenditures; and

    - refinement of our systems and processes to increase overall operational efficiency.

- COMMITMENT TO QUALITY AND SERVICE: We believe that in addition to short lead times and competitive prices, our commitment to provide consistent, high quality products and services forms the basis of our strong customer relationships. We manufacture high quality products using advanced testing methods to monitor our sophisticated design and manufacturing techniques (such as Computer Aided Design and Computer Aided Engineering). In addition to testing performed during the design and manufacturing process, we test 100% of our finished products using automated equipment and customer-approved tests.

  All of our facilities and manufacturing processes are ISO 9000 certified.

- EXPERIENCED MANAGEMENT: Mr. Pat Patel, our Chairman and Chief Executive Officer, founded Cherokee Corporation in 1978, formed Cherokee International, LLC as a California limited liability company on March 28, 1996, and has over 30 years experience in the industry. Mr. Patel is supported by a senior management team including Ken King, Bud Patel (no relationship to Pat Patel), Dennis Pouliot and Howard Ribaudo, who have combined industry experience of over 100 years.

BUSINESS STRATEGY

    Our objective is to be the supplier of choice to a targeted group of industry leading OEMs who require sophisticated power supply solutions and who are likely to have substantial volume requirements. To achieve this objective, our strategy is to continue to differentiate ourselves through advanced design and engineering, shorter time to market and superior product performance, quality and service. Our strategy focuses on maximizing profitability and expanding the business through:

- FOCUSING ON HIGH GROWTH, HIGH MARGIN, MARKETS: Approximately 92% of our 1999 sales were to the networking, telecommunications and high-end workstations markets, which are expected to grow primarily due to the tremendous increase in demand for internet/intranet, wireless and other communications. We achieve higher margins in these markets due to their highly sophisticated design and engineering requirements and the high demands for technical expertise required to serve them. Focusing on these high growth areas also allows us to work with the most sophisticated customers, which further improves our technological and knowledge base and enables us to create products that can form the basis for an expanding and more sophisticated product catalog.

- LEVERAGING CUSTOMER RELATIONSHIPS: We have strong relationships with industry leaders in the high growth networking, telecommunications and high-end workstations. We plan to leverage our in-depth knowledge of our customers and their needs and continue to increase our share of our customers' business. We believe that our long-standing customer relationships, coordinated engineering services and flexible manufacturing capabilities provide us with a significant advantage when bidding for new business.

- EXPANDING PRODUCT OFFERING AND MARKET APPLICATIONS: We plan to continue to broaden our existing product line to attract new customers and to capture a larger portion of our existing customers' business. Although we may at any time decide otherwise, products we presently plan to offer in the future include a larger catalog of higher margin product offerings for multiple applications, higher power range products for the increased requirements of internet/intranet, telecommunications and wireless and other applications and new DC to DC products to provide more complete power solutions for communication systems such as telecommunication switches.

- EXPANDING CUSTOMER BASE: We plan to leverage our reputation and success with our existing blue chip customer base to attract new customers with significant growth prospects and high-margin product requirements. We plan to expand our customer base through increased marketing, heightened use of our network of independent sales representatives and further development of collaborative relationships in design and engineering. To help achieve this expansion, we compensate our independent sales representatives with valuable incentives to attract new customers and provide them with a significant level of support.

- CONTINUALLY REDUCING COSTS THROUGH DISCIPLINED DESIGN AND LOW COST
  PROCUREMENT: We seek to remain a low cost provider through continued disciplined design techniques that incorporate common componentry and circuitry and through the negotiation of long-term contracts for the procurement of raw materials and components directly with certain suppliers rather than purchasing through distributors. In addition, where appropriate we will continue to invest in new technologies to increase automation and lower costs.

- PURSUING SELECTED STRATEGIC ACQUISITIONS: The power supply industry is highly fragmented according to industry sources. We intend to pursue strategic add-on acquisitions to add products and capabilities that are complementary to our existing operations.

POWER SUPPLY INDUSTRY

    OVERVIEW

    Power supplies perform many essential functions relating to the supply, regulation and distribution of electrical power in electronic equipment. Electronic systems require a precise and constant supply of electrical power at one or more voltage levels. Traditional AC/DC power supplies convert alternating current, or AC, from a primary power source, such as a utility company, into a precisely controlled direct current, or DC. Virtually every electronic device that plugs into an AC wall socket requires some type of AC/DC power supply. DC/DC converters modify one DC voltage level to other DC levels to meet the needs of various electronic subsystems and components. Power supplies are also used to regulate and monitor voltages to protect the electronic components from surges or drops in voltage, to perform functions that prevent electronic equipment from being damaged by their own malfunction, or to provide back-up power in the event that a primary power source fails.

    The most prevalent technology now used in power supplies is switch mode technology. Switch mode power supplies, which comprise our entire product line, are preferred over linear power supplies, with comparable power outputs, due to their higher energy efficiency, considerably smaller size and lighter weight. The market for switch mode power supplies is the fastest growing segment of the overall external power conversion product market, according to industry sources.

    CAPTIVE VERSUS MERCHANT MANUFACTURERS

    Captive power supply manufacturers design and manufacture power supplies for in-house use for their own products. Merchant power supply manufacturers design and manufacture power supplies for use by third parties. According to industry sources, the merchant segment of the market is expected to grow faster than the captive segment as OEMs increasingly focus on core competencies and outsource power supply products to more efficient suppliers. As a leading merchant manufacturer, we expect to significantly benefit from this shift.


    PRODUCT TYPES--CUSTOM, STANDARD AND MODIFIED STANDARD

    Custom power supplies are designed for a specific customer to meet the exact form, fit and function for a specific application. Custom products are characterized by (1) lead times of 4 to 12 months from initial prototype to full production; (2) up-front engineering costs; and (3) relatively high volume production requirements. They are attractive to OEMs because they provide maximum design flexibility and allow the use of special features. Standard "off-the-shelf" power supplies are products designed to appeal to a wide range of customers for use in a variety of different applications. Standard power supplies offer benefits to the OEM because there are no up-front engineering charges or minimum order quantities and the product is readily available, which allows the OEM to reduce its time-to-market for new products. In addition, standard products have lower risks associated with technology, production ramps, and customer product qualification. Modified standard power supplies are standard products that have been altered in a way that does not change the basic product architecture. Modified standard products, as compared with custom products, are characterized by (1) shorter lead times; (2) lower up-front engineering costs; and (3) smaller minimum order quantities.

    PRODUCT TYPES--POWER RANGES, CHARACTERISTICS AND END USERS

    The power supply market can be differentiated by power supply output range as demonstrated in the table below:


  POWER              TYPICAL                                                  REPRESENTATIVE
  RANGE          CHARACTERISTICS                CUSTOMER TYPES                 APPLICATIONS
---------  ----------------------------  ----------------------------  ----------------------------
   Low     - Less than 150 Watts         - PC Companies                - PCs
           - Lower Technology            - Consumer Electronics        - Consumer Electronics
           - Higher Volume                                             - Desk Top Printers
           - Lower Margin

   Mid     - 150-750 Watts               - Internet Companies          - Routers, Hubs
           - Higher Technology           - Computer Companies          - Workstations
           - Moderate Volume             - Medical Companies           - Blood Analyzers
           - Higher Margin

  High     - More than 750 Watts         - Computer Companies          - Main-frame
           - Higher Technology           - Industrial Companies          Computers and
           - Lower Volume                - Internet Companies            High-end workstations
           - Higher Margin               - Telecommunications          - Industrial Process Control


                                                            Companies                   - High-end Routers
                                                                                        - Communication
                                                                                          Switches


PRODUCT LINE

    Over our more than 20-year history, we have developed an extensive range of switch mode power supply products. These products, containing magnetic assemblies, circuits and components, convert AC power to DC power and maintain voltage levels within specific limits. Our products cover a broad range of applications, from 10 to 14,000 watts for AC/DC power supplies, and from 20 to 1,000 watts for DC/DC converters. Our power supplies are self-contained units, range in weight from one half of a pound to thirty pounds and are normally incorporated inside our customers' end products.

    We plan to continue to broaden our existing product line to include a larger catalog of higher margin product offerings for multiple applications, higher power range products for the increased requirements of internet/intranet, wireless and other communications applications and new DC to DC products to provide more complete power solutions for telecommunication systems.

    Most of our power supplies are modified standard, although we produce some custom and standard products.

CUSTOMERS AND APPLICATIONS

    Our base of OEM customers are in diverse markets such as telecommunications, networking, high-end workstations (excluding PCs), industrial process controls and other electronic equipment industries. Many of the OEMs are Fortune 500 companies and leaders in their respective industries.

    Over the past 3 years, we have actively pursued the telecommunications power supply market. This market, encompassing switching products, cell sites, wireless communication towers and other telecommunications-related equipment, has experienced rapid growth from the increase in wireline and wireless communications.

    During 1999, our top 10 customers accounted for approximately 74% of our sales. During such period, sales to IBM represented more than 10% of our sales.

SALES AND MARKETING

    We market our products and services through an integrated sales approach involving account managers and independent sales representatives with active support from design, engineering and production personnel. Our in-house account managers supervise customer relationships and oversee a nation-wide network of commission-based independent sales representatives whose main purpose is to source new customers.

    We focus our efforts on expanding relationships with existing customers and aggressively targeting emerging OEM industry leaders with whom the opportunity exists to provide products and services across a number of product families and through successive product generations. We focus our resources on markets that are growing relatively quickly and have the potential for significant profit margins. Potential customers are assigned to our in-house account managers who evaluate the customer against our customer selection criteria.

    On an ongoing basis, our engineering personnel provide technical support to customers in the areas of product design changes, field performance and testing. Our collaborative relationships allow us to gain valuable knowledge about an existing customer and its processes, which we believe gives us an advantage in obtaining future business from that customer. Historically, we have had substantial recurring sales from existing customers.

BACKLOG

    Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next four months. Our backlog was approximately $35.1 million at December 31, 1999, $42.8 million at December 31, 1998, and $23.4 million at December 31, 1997. In addition, we are currently working on numerous customer initiated engineering and design projects, which we expect will result in increased future revenue.

    Although customers are generally able to cancel or reschedule deliveries without penalty, our backlog has historically been a reliable indicator of our future revenues.

MANUFACTURING PROCESS AND QUALITY CONTROL

    A typical power supply consists primarily of one or more printed circuit boards, electronic and electromagnetic components and a sheet metal chassis. The production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards encompassing highly automated SMT.

    In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. Since the beginning of 1997, we have acquired three SMT lines. SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line places as many as 40,000 parts per hour, with each machine hour equating to approximately 55 labor hours. The new SMT lines have allowed us to significantly increase throughput and capacity which together with higher demand has resulted in increased sales.

    In addition to increasing automation of our facilities, we have standardized our operations to include 19 self-contained continuous flow manufacturing lines, which incorporate flow solder machines, in-circuit test machines, highly advanced computer controlled burn-in equipment, automated final test machines, ongoing reliability test equipment, standardized processes and measurements on all lines.


    Most of our customers require that their power supplies meet or exceed established international safety and quality standards. In response to this need, we design and manufacture power supplies in accordance with the certification requirements of many international agencies, including Underwriters Laboratories Incorporated (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) and Verband Deutscher Electrotechniker (VDE), both in Germany; the British Approval Board for Telecommunications (BABT) in the United Kingdom; and International Electrotechnical Committee (IEC), a European standards organization.

    Quality and reliability are emphasized in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test and burn-in 100% of all products using automated equipment and customer-approved processes. An additional out-of-box test or pre-ship audit is performed on randomly selected units, which are ready for shipment, further ensuring manufacturing quality and integrity.

    Our five sophisticated manufacturing facilities, including plants in Tustin, California, Irvine, California, Guadalajara, Mexico and two in Bombay, India, are ISO 9000 certified. Our facilities in India manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into many of our final products.

SUPPLIERS

    Our high quality products and reduced time-to-market are the result of a well managed supply chain network. We typically design products using common components thereby increasing our purchasing power and reducing inventory risk. Most of our raw materials, including electronic and other components, sheet metal, transistors, mechanical parts and electrical wires, are readily available from several sources. Although some of our raw materials are sourced from only one manufacturer, they are generally available in large quantities from a number of different suppliers.

COMPETITION

    The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. No single company dominates the overall power supplies market and our competitors vary depending upon the particular power conversion product category. Our competition includes companies located throughout the world, including Delta, Astec, Artesyn and Lucent Technologies. We also view as competitive threats the potential that our customers may decide to produce their own power supplies and that OEMs with captive manufacturing capabilities may compete in the merchant market. However, several large OEMs have divested their captive power supply manufacturing operations, including IBM, Nortel, NCR, TRW and Digital Equipment.

ENGINEERING AND PRODUCT DEVELOPMENT

    Our engineering and product development activities are principally directed to the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products. Product development is performed by a group of 28 engineers located in Tustin, California and Irvine, California.

    Our total expenditures for engineering and product development were $4.1 million, $3.8 million and $4.1 million for the years ended December 31, 1999, 1998, and 1997, respectively.

INTELLECTUAL PROPERTY MATTERS

    We do not believe that intellectual property or branding is a significant competitive factor in the power supply industry. As a result, we do not rely upon proprietary rights in the conduct of our business.

EMPLOYEES

    At December 31, 1999, we employed approximately 980 full-time employees at our facilities in the following capacities:

INDIVIDUALS

EMPLOYED

------                                                           ------
Manufacturing..............................................        836
Engineering................................................         52
Quality....................................................         38
Marketing..................................................         10
General Administrative.....................................         44
                                                               ---------
    Total..................................................        980
                                                               =========

    None of our domestic employees are represented by a labor organization. The approximately 107 employees who work in our Mexican Facility are represented by a union as required under Mexican law. We have never experienced a work stoppage or interruption due to a labor dispute. We believe that our relations with our employees, including in our Mexican facility, are excellent. Over the last several years, we have given annual bonuses to all of our employees.



RISK FACTORS

We are subject to the following risks:

OUR SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY

    We have a large amount of outstanding debt compared to the net book value of our assets and we have substantial repayment obligations and interest expense. As of December 31 1999, we had:

    - total consolidated debt of approximately $149.6 million; and

    - members' deficit of approximately $107.7 million.

    Our level of debt and the limitations imposed on us by our debt agreements could have other important consequences to us, including the following:

    - we have less ability to satisfy our obligations with respect to our 10 1/2% Senior Subordinated Notes due 2009;

    - we have to use a substantial portion of our cash flow from operations for debt service rather than for our operations;

    - we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes;

    - we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions;

    - we are more vulnerable to general adverse economic and industry conditions; and

    - we are disadvantaged compared to competitors with lower levels of outstanding debt compared to net book value of assets.

OUR BUSINESS OPERATIONS ARE RESTRICTED BY PROVISIONS OF OUR DEBT AGREEMENTS; FAILURE TO COMPLY COULD RESULT IN ACCELERATION OF INDEBTEDNESS

    The indenture governing our 10 1/2% Senior Subordinated Notes due 2009, the notes, and our credit agreement contain a number of covenants that significantly restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into capital leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict business operations. In addition, under the credit agreement, we are required to meet a number of financial ratios and tests.

    Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in an event of default under our credit agreement or the indenture. In either case, certain lenders could declare all amounts borrowed under those agreements to be immediately due and payable, together with accrued and unpaid interest. Additionally, the senior lenders could terminate their commitments to make further extensions of credit under our credit agreement. If we are unable to repay indebtedness to our senior lenders, they can proceed against the collateral securing indebtedness under our credit agreement.


THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

    During 1999, our top ten customers accounted for approximately 74% of our sales, including IBM which accounted for more than 10% of our sales. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers. As a result, we cannot assure that a customer will not transfer, reduce the volume of, or cancel a purchase order, each of which could adversely affect our financial condition or results of operations. In addition, as a provider of power supplies to OEMs, our sales are dependent upon the success of the underlying products of which our power supplies are a component.

WE COULD LOSE BUSINESS IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE IN THE ELECTRONIC EQUIPMENT INDUSTRY

    Many of our existing customers are in the electronic equipment industry, especially telecommunications and networking, and produce products that are subject to rapid technological change, obsolescence and large fluctuations in world-wide product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. Our customers make similar demands on us. We cannot assure that we will properly assess developments in the electronic equipment industries and identify product groups and customers with the potential for continued and future growth. Factors affecting the electronic equipment industries, in general, or any of our major customers or their products, in particular, could have a material adverse effect on our financial condition or results of operations.

    The markets for our products are characterized by:

    - rapidly changing technologies;

    - increasing customer demands;

    - evolving industry standards;

    - frequent new product introductions; and

    - in some cases, shortening product life cycles.

Generally, our customers purchase power supplies from us for the life cycle of a product. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the life cycle of our customers' products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently. We cannot assure that we will successfully develop, introduce or manage the transition of new products. The failure of or the delay in anticipating technological advances or developing and marketing product enhancements or new products that respond to any significant technological change or change in customer demand could have a material adverse effect on our financial condition or results of operations.

WE FACE SIGNIFICANT COMPETITION; OUR FAILURE TO EFFECTIVELY COMPETE COULD MATERIALLY AND ADVERSELY AFFECT RESULTS OF OPERATIONS AND MARKET SHARE

    The design, manufacture and sale of power supplies is highly competitive. Our competition includes numerous companies located throughout the world, some of which have advantages over us in terms of labor and component costs and technology. Many of our competitors have substantially greater resources and geographic presence than we do. We cannot assure that competition from existing competitors or new market entrants will not increase. We also face competition from current and prospective customers that may design and manufacture their own power supplies. In times of an economic downturn, or when dealing with high-volume orders, price may become an increasingly important competitive factor, which could cause us to reduce prices and thereby adversely affect our results of operations. Some of our major competitors have also been engaged in merger and acquisition transactions. Such consolidations by competitors are likely to create entities with increased market share, customer bases, technology and marketing expertise, and/or sales force size. These developments may adversely affect our ability to compete. We cannot assure that we will continue to be able to compete successfully against current or future competitors in the market.

OUR DEPENDENCE ON INTERNATIONAL OPERATIONS SUBJECTS US TO VARIOUS RISKS ASSOCIATED WITH, AMONG OTHER THINGS, FOREIGN LAWS, POLICIES, ECONOMIES AND EXCHANGE RATE FLUCTUATIONS

    We have manufacturing operations located in Mexico and India. These operations are subject to inherent risks, including variations in tariffs, quotas, taxes and other market barriers, political and economic instability, work stoppages or strikes, unexpected changes in regulatory requirements, restrictions on the export or import of technology, and difficulties in staffing and managing international operations, which could have a material adverse effect on our financial condition or results of operations. In addition, while we transact business predominantly in United States dollars and most of our revenues are generated in the United States and collected in United States dollars, a portion of our labor costs are denominated in the Mexican peso and the Indian rupee. Fluctuations in the value of the U.S. dollar relative to these foreign currencies, or increased import duties, the imposition of tariffs or import quotas or interruptions in transportation, will affect our costs of goods sold and operating margins and could result in exchange losses or delays in shipments. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

AN INTERRUPTION IN DELIVERY OF COMPONENT SUPPLIES COULD LEAD TO SUPPLY SHORTAGES OR A SIGNIFICANT INCREASE IN PRICES OF COMPONENT SUPPLIES, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

    We are dependent on our suppliers for timely shipments of components. We typically use a primary source of supply for each component used in our products. Establishing alternate primary sources of supply, if needed, could take a significant period of time which could result in supply shortages and could result in increased prices. In some cases components are sourced from only one manufacturer and an interruption in supply could materially adversely affect our operations. Any shortages of particular components, including components manufactured in our India Facilities, could increase product delivery times and/or costs associated with manufacturing, reducing gross margins. For more details, see the heading "Our Dependence on International Operations Subjects us to Various Risks Associated With, Among Other Things, Foreign Laws, Policies, Economies and Exchange Rate Fluctuations" above. Additionally, such shortages could cause a substantial loss of business due to shipment delays. Any significant shortages or price increases of components could have a material adverse effect on our financial condition or results of operations.

OUR QUARTERLY SALES MAY FLUCTUATE WHILE OUR EXPENDITURES REMAIN RELATIVELY FIXED, POTENTIALLY RESULTING IN LOWER GROSS MARGINS

    Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Variations in volume production orders and in the mix of products sold by us have significantly affected sales and gross profit. Sales generally may also be affected by other factors. These factors include:

    - the receipt and shipment of large orders;

    - raw material availability and pricing;

    - product and price competition; and

    - the length of sales cycles and economic conditions in the electronics industry.

    Many of these factors are outside our control.

    We do not obtain long term purchase orders or commitments from our customers, and a substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Sales for future quarters may be difficult to predict. We rely on our estimates of anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of personnel, inventory and other resources.

    A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement without penalty. We cannot assure that we will be able to timely replace cancelled, delayed or reduced orders. Significant or numerous cancellations, as well as reductions or delays in orders by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

    Our expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, our financial condition or results of operations could be materially adversely affected. Due to all of the preceding factors, in some future quarter or quarters our financial condition or results of operations may be below our expectations and our gross margins may decrease. For details concerning our financial condition, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR ABILITY TO MAINTAIN AND ENHANCE PRODUCT AND MANUFACTURING TECHNOLOGIES AND TO SUCCESSFULLY OPERATE OUR BUSINESS IS DEPENDENT UPON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

    Our success depends to a significant degree on the efforts of Mr. Pat Patel, our Chief Executive Officer, and the other members of our senior management team. We have no employment agreements with our key management executives and do not maintain key person life insurance for any of our officers or Management Committee members other than Mr. Patel. We believe that the loss of service of any of these executives could have a material adverse effect on our business.

    Our ability to maintain and enhance product and manufacturing technologies and to manage any future growth will also depend on our success in attracting and retaining personnel with highly technical skills. The competition for these qualified technical personnel may be intense if the relatively limited number of qualified and available power engineers continues. We cannot assure that we will be able to attract and retain qualified management or other highly technical personnel.

IF WE ARE UNABLE TO SUSTAIN OUR RAPID GROWTH OR EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES OUR LONG TERM COMPETITIVE POSITION MAY SUFFER

    We believe that our long-term competitive position depends in part on our ability to continue to increase manufacturing capacity, and we cannot assure that we will be able to acquire or build sufficient capacity or successfully integrate and manage such expanded facilities. The failure to obtain sufficient capacity or to successfully integrate and manage additional or expanded manufacturing facilities could adversely impact our relationships with customers and suppliers and materially adversely affect our financial condition or results of operations.

    The growth of our business, through acquisition or otherwise, requires substantial additional capital, and we cannot assure that such capital will be available on acceptable terms, or at all. In addition, such growth is expected to place significant demands on our financial and management resources, including:

    - diversion of management's attention from day to day operations;

    - requiring us to develop further the management skills of our managers and supervisors; and

    - requiring additional personnel at all levels, including highly technical personnel and management.

    Moreover, our ability to make successful acquisitions depends on numerous other factors, including our ability to identify acceptable acquisition opportunities and consummate acquisition transactions. We cannot assure that we will be successful in making future acquisitions or, once one or more acquisitions have been completed, that we will be able to effectively manage expansion of our operations and attract and retain necessary personnel. Failure to effectively integrate acquired businesses could adversely affect our financial condition or results of operations.

THE FAILURE OF OUR COMPUTER SYSTEMS OR THOSE OF OUR CUSTOMERS OR SUPPLIERS TO RECOGNIZE THE YEAR 2000 COULD ADVERSELY AFFECT OUR OPERATIONS

    The Year 2000 issue refers to the potential problems arising from computer programs written to store and identify years in only two digits instead of four. As a result, any of our computerized equipment or that of our customers or our suppliers which is date sensitive may be unable to distinguish between the year 1900 and 2000. This may potentially result in system failures or errors that may produce disruptions in our normal business operations and those of our suppliers and customers. As of the date of filing of this Annual Report on Form 10-K, we have not experienced any material Year 2000 issues. We cannot assume, however, that we will not have any Year 2000 problems in the future.

CHANGES IN GOVERNMENT REGULATIONS OR PRODUCT CERTIFICATION COULD RESULT IN DELAYS IN SHIPMENT OR IN LOST SALES, THEREBY MATERIALLY AND ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS

    Our operations are subject to general laws, regulations and government policies in the United States and abroad relating to items such as minimum wage, employee safety and other health and welfare regulations. Additionally, our product standards are certified by agencies in various countries including the United States, Canada, Germany and the United Kingdom among others. As many customers will not order uncertified products, changes in such certification standards could negatively affect the demand for our products, result in the need to modify our existing products or affect the development of new products, each of which may involve substantial costs or delays in sales and could have a material adverse effect on our financial condition or results of operations.

ENVIRONMENTAL COMPLIANCE COULD REQUIRE SIGNIFICANT EXPENDITURES, THEREBY MATERIALLY AND ADVERSELY AFFECTING OUR RESULTS OF OPERATIONS

    We are subject to federal, state and local environmental laws and regulations (in both the United States and abroad) that govern the handling, transportation and discharge of materials into the environment, including into the air, water and soil. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. Should there be an environmental occurrence, incident or violation, our financial condition or results of operations may be adversely affected. We could be held liable for significant damages for violation of environmental laws and could also be subject to a revocation of licenses or permits, thereby materially and adversely affecting our financial condition or results of operations.


ITEM 2.  PROPERTIES

    The following table identifies our facilities.


                                                        APPROX.       OWNED
                                    PRIMARY             SQUARE         VS.                LEASE
       FACILITIES                  ACTIVITY             FOOTAGE      LEASED          EXPIRATION DATE
-------------------------  -------------------------  -----------  -----------  -------------------------
Tustin, CA                 Administrative,                86,000       Leased   April 30, 2009
                           Manufacturing,
                           Engineering

Tustin, CA                 Storage                        14,000       Leased   November 30, 2001

Irvine, CA                 Manufacturing,                 31,000       Leased   December 31, 2000
                           Engineering

Guadalajara, Mexico        Manufacturing                  35,000        Owned   --

Bombay, India              Manufacturing                  14,000       Leased   March 31, 2003

Bombay, India              Manufacturing                  17,000       Leased   April 15, 2004


ITEM 3.  LEGAL PROCEEDINGS

         We are subject to disputes and potential claims by third parties that are incidental to the conduct of our business. We do not believe that the outcome of any such matters, pending at December 31, 1999, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
         MATTERS

         There is no established public trading market for our membership units.

         As of March 15, 2000, there were 16 holders of record of our membership units.

         Pursuant to our Second Amended and Restated Operating Agreement, as amended, subject to certain qualifications, we may make distributions of cash on our membership units at times, and in amounts, determined by our Management Committee. Subject to compliance with our contractual obligations, however, we must make quarterly tax distributions on our membership units to enable our members to pay taxes on our income. For the fiscal years ended December 31, 1998 and 1999, we made the following distributions:


                 FISCAL 1999
                -------------

                            Distribution
        Date paid             per unit
       -----------         ---------------
    January 14, 1999            $ 0.07
    March 12, 1999              $ 0.01
    April 14, 1999              $ 0.13
    April 30, 1999 (1)          $ 5.00
    June 10, 1999               $ 0.03
    September 15, 1999          $ 0.06
    February 1, 2000 (2)        $ 0.06


                 FISCAL 1998
                -------------

                            Distribution
        Date paid             per unit
       -----------         --------------
    January 14, 1998            $ 0.03
    April 14, 1998              $ 0.20
    April 15, 1998              $ 0.01
    June 11, 1998               $ 0.08
    September 14, 1998          $ 0.08
    December 29, 1998           $ 0.03

(1) Distribution made as part of the Transactions
(2) Accrued as of December 31, 1999

         On April 30, 1999, we consummated an offering of $100 million aggregate principal amount of notes, pursuant to exemptions from, or transactions not subject to, the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The net proceeds of the offering were approximately $96.4 million. The offering was effected pursuant to
Section 4(2) of the Securities Act and Rule 144A promulgated thereunder, and the initial purchaser was Credit Suisse First Boston Corporation. Following the offering, we effected an exchange offer, registered under the Securities Act, pursuant to which the 10 1/2% Series A Senior Subordinated Notes due 2009 were exchanged for 10 1/2% Series B Senior Subordinated Notes due 2009 with substantially the same terms and conditions as the 10 1/2% Series A Senior Subordinated Notes due 2009.

         We used the net proceeds together with borrowings under our current credit facility to fund a $150 million cash distribution to our members made in connection with the acquisition by Cherokee Investor Partners, LLC of 60% of our then outstanding membership units. Collectively, we refer to the issuance of the notes, the entrance into our current credit facility, the acquisition by Cherokee Investors of 60% of our then outstanding membership units and the $150 million cash distribution as the "Transactions."

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the following selected historical consolidated financial information in conjunction with our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. We derived our selected historical consolidated financial information as of December 31, 1996, 1997, 1998 and 1999 and for the nine months ended December 31, 1996, and the years ended December 31, 1997, 1998 and 1999 from our audited consolidated financial statements. Effective March 29, 1996 we entered into an asset purchase agreement with Cherokee International, Inc. a wholly-owned subsidiary of Core Industries and an asset transfer agreement with Bikor Corporation whereby we purchased assets and assumed liabilities for a total purchase price of $26,536,888. The acquisition was accounted for under the purchase method of accounting with the total purchase price allocated to net tangible assets. No goodwill was recorded as the fair market value of assets acquired and liabilities assumed approximated historical cost. We continued the businesses of Cherokee International, Inc. and Bikor Corporation subsequent to the acquisitions and incurred a significant increase in interest in 1996 and 1997 due to additional borrowings incurred as a result of the acquisitions. We derived our selected historical consolidated financial information as of December 31, 1995 and March 31, 1996, and for the year ended December 31, 1995, and for the three months ended March 31, 1996 from our unaudited consolidated financial statements which have been prepared by us on a basis consistent with our audited financial statements and, in our opinion, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our results of operations for such periods and financial condition as of the dates presented.


                                                   PREDECESSOR                    CHEROKEE INTERNATIONAL, LLC
                                             ------------------------  ------------------------------------------------
                                                          3 MONTHS     9 MONTHS                   YEAR ENDED
                                             YEAR ENDED     ENDED        ENDED      -----------------------------------
                                              DEC. 31      MAR. 31      DEC. 31       DEC. 31      DEC. 31      DEC. 31
                                                1995         1996        1996(a)      1997(a)      1998(a)       1999(a)
                                             -----------  -----------  -----------  -----------  -----------  ---------
                                                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)

STATEMENT OF INCOME DATA

Net sales..................................   $  38,074    $  12,175    $  50,197    $  77,022    $  87,553   $ 121,458
Cost of sales..............................      30,552        9,587       33,901       48,990       54,824      77,593
                                              ---------    ---------    ---------    ---------    ---------   ---------
Gross profit...............................       7,522        2,588       16,296       28,032       32,729      43,865
Operating expenses.........................       6,680        1,927        7,085        9,520        8,794      10,599
Special bonus distribution.................          --           --           --           --           --       5,330
                                              ---------    ---------    ---------    ---------    ---------   ---------
Operating income...........................         842          661        9,211       18,512       23,935      27,936
Interest expense...........................        (509)        (152)      (1,638)      (1,065)        (373)    (10,675)
Other income (expense).....................         195          135           41          377          338        (709)
                                              ---------    ---------    ---------    ---------    ---------   ---------
Income before extraordinary item...........         528          644        7,614       17,824       23,900      16,552
Extraordinary gain on early extinguishment
  of debt..................................          --           --           --          714           --          --
                                              ---------    ---------    ---------    ---------    ---------   ---------
Pretax income(b)...........................   $     528    $     644    $   7,614    $  18,538    $  23,900   $  16,552
                                              =========    =========    =========    =========    =========   =========
Basic and diluted income per unit:
Income before extraordinary item...........          --           --    $     .25    $     .59    $     .80   $     .55
Net income.................................          --           --    $     .25    $     .62    $     .80   $     .55
                                                                        =========    =========    =========   =========
Weighted Average Units Outstanding:
Basic......................................          --           --       30,000       30,000       30,000      30,124
                                                                        =========    =========    =========   =========
Diluted....................................          --           --       30,000       30,000       30,000      30,211
                                                                        =========    =========    =========   =========

BALANCE SHEET DATA (AT PERIOD END):
Working capital............................   $  10,202    $   5,671    $  16,445    $  14,398    $  23,698   $  22,757
Total assets...............................      26,065       27,611       28,756       30,654       40,846      54,876
Total debt.................................       6,307        6,784       15,520        4,463        2,042     149,651
Shareholder's equity/members' equity
  (deficit)(c).............................      15,874       16,287        8,654       19,118       30,029    (107,676)

OTHER FINANCIAL DATA:
EBITDA(d)..................................   $   1,890    $   1,086    $  10,575    $  20,015    $  25,606   $  35,656
EBITDA margin(e)...........................        5.0%         8.9%        21.1%        26.0%        29.2%       29.4%
Cash flow provided by (used in) operating
  activities...............................   $    (119)   $  (1,675)   $   9,839    $  20,078    $  20,066   $  19,152
Cash flow used in investing activities.....        (718)         (78)     (17,199)      (1,355)      (1,898)       (532)
Cash flow provided by (used in) financing
  activities...............................         719          246        6,927      (18,416)     (16,256)    (13,436)


Depreciation and amortization..............   $   1,048    $     425    $   1,364    $   1,503      $  1,671   $   2,390
Capital expenditures.......................         718           78        1,935        1,355         1,898         532


----------------------------------

(a) Includes financial statements of Bikor Corporation, the assets of which we acquired on March 29, 1996. The financial statements of Bikor Corporation are not included for periods prior to such acquisition.

(b) For the year ended December 31, 1995 and the period ended March 31, 1996, the income of our predecessor was subject to tax on a consolidated basis with its parent which amounted to $248,000 and $232,000, respectively. For subsequent periods, pretax income represents net income for a limited liability company that is not subject to income tax.

(c) For the year ended December 31, 1995, and for the three months ended March 31, 1996, the term "Shareholders' Equity" applies. For the nine months ended December 31, 1996, and the years ended December 31, 1997, 1998 and 1999 the term "Members' Equity (Deficit)" applies.

(d) EBITDA represents operating income plus depreciation and amortization and, for the year ended December 31, 1999, plus a special bonus of $5,330,000 made by Cherokee in connection with the Transactions. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated in the same way by all companies and is neither a measurement required, nor represents cash flow from operations as defined, by generally accepted accounting principles. You should not consider EBITDA to be an alternative to net income, an indicator of operating performance or an alternative to cash flow as a measure of liquidity.

(e) EBITDA Margin represents EBITDA as a percentage of net sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with the audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

OVERVIEW

    We are a leading designer and manufacturer of a broad range of switch mode power supplies for OEMs primarily in the high growth telecommunications, networking and high-end workstation industries. We produce our products and related components in five sophisticated manufacturing facilities including plants located in Tustin, California, Irvine, California, Guadalajara, Mexico and two in Bombay, India.

    Our net sales are principally driven by growth in our customers' industries. The telecommunications, networking and high-end workstation markets are benefitting from the proliferation of internet/intranet, wireless and other communications.

    The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. Raw materials account for a large majority of cost of sales. Raw materials include magnetic subassemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Labor costs include employee costs of salaried and hourly employees. Manufacturing overhead includes lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

    Cherokee is organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. Under this treatment, Cherokee is not itself subject to United States federal income taxation. Each member of Cherokee, however, is subject to tax on its allocable share of Cherokee's income. In general, Cherokee makes distributions to its members in an amount sufficient to pay their United States federal and state income taxes resulting from their allocable share of Cherokee's income.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES

    Net sales increased by approximately 38.7% or $33.9 million to $121.5 million for the year ended December 31, 1999 from $87.6 million for the year ended December 31, 1998.

    This increase in net sales was primarily attributable to growth in business with existing customers, along with a broadening of our customer base resulting in additional sales from projects with new customers.

GROSS PROFIT

    Gross Profit increased by approximately 34.0% or $11.1 million to $43.9 million for the year ended December 31, 1999 from $32.7 million for the year ended December 31, 1998. Gross margin for 1999 decreased to 36.1% from 37.4% in the prior year.

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

OPERATING EXPENSES

    Operating expenses for the year ended December 31, 1999 of $15.9 million included a $5.3 million special bonus distribution. This bonus payment was in addition to our discretionary annual management bonus plan and was funded by capital contributions made by our then existing members. No such special bonus distribution was made in the prior year.

    Operating expenses, excluding the special bonus distribution, increased by approximately 20.5% or $1.8 million to $10.6 million for the year ended December 31, 1999 from $8.8 million for the year ended December 31, 1998. As a percentage of sales, operating expenses, before the special bonus distribution, declined to 8.7% from 10.0% in the prior year.

    The increase in operating expenses was primarily due to the increased costs to support the higher sales volume. The decline in operating expenses as a percentage of net sales was primarily attributable to increased operating leverage as a result of the higher sales volume.

OPERATING INCOME

    Operating income for the year ended December 31, 1999 of $27.9 million includes the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, operating income increased by approximately 39.0% or $9.3 million to $33.3 million for the year ended December 31, 1999 from $23.9 million for the year ended December 31, 1998. Operating margin for the year ended December 31, 1999, before the special bonus distribution, improved slightly to 27.4% from 27.3% in the prior year.

    The increase in operating income was primarily due to the same factors contributing to our increase in gross profit as discussed above and improved operating leverage due to increased sales volume.

INTEREST EXPENSE

    Interest expense for the year ended December 31, 1999 was $10.7 million compared to $0.4 million for the year ended December 31, 1998. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999 in connection with the Transactions.

NET INCOME

    Net income for the year ended December 31, 1999 was $16.6 million, which includes the effect of the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, net income decreased by approximately 8.4% or $2.0 million to $21.9 million for the year ended December 31, 1999 from $23.9 million for the year ended December 31, 1998. Net income margin for 1999, before the special bonus distribution, was 18.0% compared to 27.3% for 1998.

    The decrease in net income and net income margin was primarily due to the substantially higher interest expense discussed above, partially offset by the increased operating income discussed above.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

    Net sales increased approximately 13.7% or $10.5 million to $87.6 million in fiscal 1998 from $77.0 million in fiscal 1997.

    This increase in net sales was primarily attributable to growth in business with existing customers, along with new projects with certain new customers.

GROSS PROFIT

    Gross profit increased by approximately 16.8% or $4.7 million to $32.7 million for fiscal 1998 from $28.0 million in fiscal 1997. Gross margin for this period increased to 37.4% from 36.4%.

    The increase in gross profit and gross margin was primarily attributable to:

    - increased sales volume;

    - decrease in material costs due to increased purchasing power and better negotiation of volume discounts;

    - continued automation contributing to a reduction in labor costs; and

    - lower manufacturing overhead due to increased operating leverage.

OPERATING EXPENSES

    Operating expenses decreased by approximately 7.6% or $0.7 million to $8.8 million in fiscal 1998 from $9.5 million in fiscal 1997. Operating expenses as a percentage of net sales declined to 10.0% in fiscal 1998 from 12.4% in fiscal 1997.

    The decrease in operating expenses was primarily attributable to lower commission expense due to (a) a change in the commission structure in 1998 to a flat commission from a sliding scale in 1997 and (b) increased sales to certain existing customers. Also, our improved operating leverage due to higher sales volume contributed to the decline in operating expenses as a percentage of sales.

OPERATING INCOME

    Operating income increased by approximately 29.3% or $5.4 million to $23.9 million in fiscal 1998 from $18.5 million in fiscal 1997. Operating margin improved to 27.3% in 1998 from 24.0% in 1997.

    The increases in operating income and operating margin were attributable to the same factors contributing to the increase in gross profit and the reduction in operating expenses as discussed above.

INTEREST EXPENSE

    Interest expense decreased by approximately 65.0% or $0.7 million to $0.4 million in fiscal 1998 from $1.1 million in fiscal 1997 as we continued to repay our outstanding indebtedness during 1998.

OTHER INCOME

    Other income decreased by $0.1 million to $0.3 million in fiscal 1998 from $0.4 million in fiscal 1997. Other income in

1997 included $0.4 million relating to a contract cancellation fee received from a customer.

EXTRAORDINARY GAIN

    The extraordinary gain in 1997 included $0.7 million relating to a gain from early repayment of a subordinated note due to Core Industries.

NET INCOME

    Net income increased by approximately 28.9% or $5.4 million to $23.9 million in fiscal 1998 from $18.5 million in fiscal 1997. Net income margin improved to 27.3% from 24.1%.

    The increases in net income and net income margin were primarily due to the same factors that contributed to the improvement in operating income and operating margin and the decline in interest expense, partially offset by the decrease in other income in 1998, all as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FISCAL 1999 COMPARED TO FISCAL 1998

    Net cash provided by operating activities was $19.2 million for the year ended December 31, 1999 compared to $20.1 million for the year ended December 31, 1998. The amount for 1999 includes the negative cash flow effect of a $5.3 million special bonus distribution which was funded by a capital contribution made by the existing members. Excluding the effect of the special bonus distribution, cash provided by operating activities was $24.5 million for fiscal 1999, which increased 21.9% or $4.4 million from fiscal 1998. Cash provided by operating activities for 1999 reflects increased depreciation and amortization, including amortization of deferred financing costs, and increased, accrued interest payable of $2.4 million partially offset by increased inventories of $3.4 million. Cash provided by operating activities for 1998 reflects a $2.5 million increase in accounts payable, offset by increases of $5.2 million in accounts receivable and $2.1 million in inventories.

    Net cash used in financing activities was $13.4 million for the year ended December 31, 1999 compared to $16.3 million for the year ended December 31, 1998. The amount for 1999 includes the favorable cash flow effect of a $5.3 million capital contribution made by the existing members to fund the special bonus distribution discussed above. This was partially offset by payment in 1999 of $5.4 million of deferred financing costs.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net cash provided by operating activities was $20.1 million for fiscal 1998 and 1997. Cash earnings from operations (net income plus depreciation and amortization) in 1998 were $25.6 million compared to $20.0 million in 1997. Net cash used in working capital increased in 1998 by $5.5 million primarily attributable to an increase in accounts receivable and inventories by $5.4 million due to 43.0% higher sales in the fourth quarter of 1998 compared to 1997.

    Net cash used in investing activities was $1.9 million for fiscal 1998 compared to $1.4 million for fiscal 1997. This increase of $1.3 million was primarily attributable to additional purchases of equipment.

    Net cash used in financing activities was $16.3 million for fiscal 1998 compared to $18.4 million for fiscal 1997. This decrease of $2.1 million was attributable to a net decrease on long term debt, term loans and revolving credit facility by $7.1 million and by an increase of $4.9 million in equity distributions to members for the purpose of paying income taxes on earnings.

LIQUIDITY

    Historically, we have financed our operations with cash from operations supplemented by borrowings from our credit facilities. As a result of the Transactions, our liquidity needs primarily arise from debt service on our indebtedness, working capital requirements, capital expenditures and distributions to our members so that they may satisfy their obligations to pay taxes on our income. As of December 31, 1999, our borrowings consisted of $100 million of senior subordinated notes and $46 million of borrowings under our current credit facilities, including $45.4 million under the term loan facility and $0.6 million drawn under the $25 million revolving credit facility. Interest expense will have a greater proportionate impact on net income in subsequent periods in comparison with the periods before these transactions. We are not subject to any amortization requirements under the notes prior to maturity but we are required to make scheduled repayments under the term loan facility.

    We believe that cash flow from operations and available borrowing capacity will be adequate to meet our anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

    Our historical capital expenditures have substantially resulted from investments in equipment to increase our manufacturing capacity and improve manufacturing efficiencies. Our cash capital expenditures were $0.5 million, $1.9 million and $1.4 million for fiscal 1999, 1998 and 1997, respectively. Capital expenditures under capital leases were $3.2 million in 1999 and $0.8 million in 1998. For fiscal 2000, we expect capital expenditures to be approximately $3-4 million. We expect capital expenditures for fiscal 2000 to relate principally to continuing investments in equipment to expand manufacturing capacity as well as automation and test equipment to lower production costs.

    We are organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. Under this treatment, we are not subject to United States federal income taxation. Each of our members, however, is subject to tax on its allocable share of our income. In general, we make distributions to our members in an amount sufficient to pay their United States federal and state income taxes resulting from their allocable share of our income. During 1999, 1998 and 1997, we made distributions to our members of approximately $160.8 million, $13.0 million and $8.1 million, respectively. The 1999 distribution included the $150 million distribution made in connection with the Transactions.

YEAR 2000 COMPLIANCE

    The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or an inability to engage in similar normal business activities. As of the date of filing of this Annual Report on Form 10-K, we have not experienced any material Year 2000 issues. We cannot assure, however, that we will not have any Year 2000 problems in the future.

    COSTS RELATED TO THE YEAR 2000 ISSUE. Through December 31, 1999, we have incurred approximately $200,000 in costs related to the implementation of an ERP system.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in short-term interest rates. We do not have significant foreign exchange or other market risk. We did not have any derivative financial instruments at December 31, 1999.

         Our exposure to market risk for changes in interest rates relates primarily to our current credit facility. In accordance with the credit facility, we enter into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

We had approximately $46 million in variable rate debt outstanding at December 31, 1999. Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

         See the Index to Financial Statements on page F-1.




ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

         NONE.

ITEM 10.  MANAGEMENT

EXECUTIVE OFFICERS AND MANAGEMENT COMMITTEE MEMBERS

    Pursuant to our second amended and restated operating agreement, we are managed by an eight-member Management Committee.

    Set forth below is certain information concerning our executive officers and members of our Management Committee.


NAME                                              AGE                 POSITION(S) WITH CHEROKEE
---------------------------------------------  ---------  --------------------------------------------------
Pat Patel....................................      55     Chairman, Chief Executive Officer and member of
                                                          Management Committee

Ken King.....................................      71     Executive Vice President and member of Management
                                                          Committee

Bud Patel....................................      64     Executive Vice President and member of Management
                                                          Committee

Dennis Pouliot...............................      52     Vice President of Marketing

Howard Ribaudo...............................      41     Vice President of Sales

Van Holland..................................      46     Chief Financial Officer

Ian Schapiro.................................      42     Vice President and member of Management Committee

Stephen Kaplan...............................      41     Member of Management Committee

Tony Bloom...................................      61     Member of Management Committee

Raymond Meyer................................      59     Member of Management Committee

Chris Brothers...............................      34     Member of Management Committee


    PAT PATEL founded Cherokee Corporation in 1978, and served as President of Cherokee and its successor since its inception. In April 1999, he became Chairman of the Management Committee and Chief Executive Officer and resigned as President. Prior to founding Cherokee Corporation, Mr. Patel served as a Senior Project Engineer at Burroughs Corp. (now Unisys) for four years. Mr. Patel also serves as President and Chief Executive Officer of, and is a director of, Cherokee Finance.

    KEN KING has served as Executive Vice President of Cherokee and its predecessor since September 1982. Mr. King joined us after serving as the President of Delphi Communications Corp. from September 1972 until September 1982.

    BUD PATEL has served as our Executive Vice President since April 1996 and was a Vice President of Engineering of Cherokee Corporation from 1987 to 1993. Mr. Patel served as President of Bikor from June 1993 through March 1996 when we acquired substantially all of the assets of Bikor. Prior to joining the Company in 1987, Mr. Patel was a Director of Engineering at Leland Electro Systems for over 25 years. Mr. Patel also serves as a director of Cherokee Finance. Bud Patel is not related to Pat Patel.

    DENNIS POULIOT has served as Vice President of Marketing of Cherokee and its predecessor since March 1991. Prior to joining us, Mr. Pouliot was a sales manager at Lambda Qualidyne from June 1989 to March 1991 and a Director of International Sales and Marketing from September 1978 through June 1989.

    HOWARD RIBAUDO has served as our Vice President of Sales since March 1996 and served us in various other marketing capacities for Cherokee Corporation from 1988 through September 1993. Mr. Ribaudo served as Vice President of Sales and Marketing for Bikor from September 1993 through March 1996.

    VAN HOLLAND became our Chief Financial Officer in August 1999. Prior to joining Cherokee, Mr. Holland served as Executive Vice President and Chief Financial Officer of Wyle Electronics, a $1.5 billion electronics distributor. From 1979 to May 1999, Mr. Holland served in various senior financial management positions at Wyle. Prior to that, Mr. Holland was an auditor with Arthur Andersen & Co.

    IAN SCHAPIRO became our Vice President and a member of our Management Committee in April 1999. Mr. Schapiro became a founding principal of GFI in June 1995. From November 1985 to June 1995 he was a partner of Venture Associates and of Arthur Andersen & Co. following that firm's acquisition of Venture Associates. From 1984 to 1985, Mr. Schapiro was Chief Financial Officer of a technology company, and before that, a commercial banker with The Bank of California whose portfolio was concentrated in the energy sector. Mr. Schapiro is a widely quoted author of numerous articles regarding the financial management of energy utilities. He is a member of the board of directors of Trace Holdings, LLC. Mr. Schapiro also serves as Vice President and Secretary of, and is a director of, Cherokee Finance.

    STEPHEN KAPLAN became a member of our Management Committee in April 1999. Mr. Kaplan is a principal of Oaktree. Prior to joining Oaktree in June 1995, Mr. Kaplan was a Managing Director of Trust Company of the

West, or TCW. Prior to joining TCW in 1993, Mr. Kaplan was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan serves on the boards of directors of Acorn Products, Inc., Geologistics Corporation, KinderCare Learning Centers, Inc., Roller Bearing Holding Company, Inc. and various other private companies.

    TONY BLOOM became a member of our Management Committee in April 1999. Mr. Bloom is an international investor now based in London. Prior to his relocation to London in July 1988, he lived in South Africa where he was the Chairman and Chief Executive of The Premier Group (a multi-billion dollar conglomerate involved in agribusiness, retail, and consumer products), and a member of the boards of directors of Barclays Bank, Liberty Life Assurance, and South African Breweries. Since moving to the United Kingdom, he has been a member of the board of directors of Rothschild, Deputy Chairman of Sketchley plc and is currently Chairman of Cine-UK Ltd. Mr. Bloom's association with GFI goes back to its inception in 1995.

    RAYMOND MEYER became a member of our Management Committee in April
1999. Mr. Meyer has served as a Group Executive of GFI since August 1998, providing experienced advice to select GFI portfolio companies which are active in the power supply, back-up power, and power measurement fields. From 1984 through 1997, Mr. Meyer was President of Deltec Corporation, a leading supplier of power systems primarily to the computer industry. Before joining Deltec, Mr. Meyer held executive management positions in the ACDC Division of Emerson Electric (OEM power supplies) and Intech/FMI (data acquisition products).

    CHRIS BROTHERS, CPA CFA, became a member of our Management Committee in April 1999. Mr. Brothers is a Senior Vice President of Oaktree. Prior to joining Oaktree in 1996, Mr. Brothers worked at the New York headquarters of Salomon Brothers Inc., where he served as a Vice President in the Mergers and Acquisitions group. Prior to 1992, Mr. Brothers was a Manager in the Valuation Services group of Price Waterhouse. Mr. Brothers serves on the boards of directors of National Mobile Television, Inc., Caminus LLC, Power Measurement, Ltd. and Trace Holdings, LLC.

    Our second amended and restated operating agreement provides that Cherokee Investors has the right to designate five members of our Management Committee and our other members as of April 30, 1999, have the right to designate three members of our Management Committee.

    The individuals serving as members of our Management Committee serve indefinite terms, and may be removed only by the members that appointed that individual to the Management Committee.

NON-COMPETITION AGREEMENTS

    In connection with the Acquisition, each of Messrs. Pat Patel, Bud Patel, Amrit Patel and Mukesh Patel entered into Non-Competition and Confidentiality Agreements. The Non-Competition Agreements are effective for the longer of five years or the period during which the executive directly or indirectly holds any equity interest in Cherokee.

    Each Non-Competition Agreement prohibits the applicable executive from directly or indirectly taking any action or encouraging others to take any action, which advances or is intended to advance the interest of any existing or potential competitor of ours or that would otherwise affect the Company's relationship with any existing or potential customer in a manner that is not in our interest. Each Non-Competition Agreement also contains confidentiality and non-solicitation provisions.


ITEM 11.  COMPENSATION OF NAMED EXECUTIVE OFFICERS

    The summary compensation table below sets forth information concerning compensation paid in the fiscal year ended December 31, 1998 and 1999 to our Chief Executive Officer and our four other most highly compensated executive officers, referred to in this prospectus as our named executive officers.

SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION
                                         ---------------------------------------
                                                                   OTHER ANNUAL       SECURITIES        ALL OTHER
                                          SALARY       BONUS(1)   COMPENSATION(2)     UNDERLYING      COMPENSATION(3)
NAME AND PRINCIPAL POSITION        YEAR     ($)           ($)         ($)              OPTIONS (#)         ($)
---------------------------------  ----  ----------     ---------   ------------      ------------    ------------
Pat Patel .......................  1999    319,732       175,000          --             150,000            5,000
  Chairman and President           1998    276,216       281,000          --                --              5,000

Bud Patel .......................  1999    202,384       110,000          --              75,000            5,000
  Executive Vice President         1998    186,829       165,803          --                --              5,000

Dennis Pouliot ..................  1999    150,020        50,000          --              75,000        1,004,500(4)
  Vice President of Marketing      1998    150,020       110,000          --                --              4,500

Ken King ........................  1999     71,731             0          --              37,500        1,002,152(4)
  Executive Vice President         1998    116,328        90,626          --                --              3,490

Howard Ribaudo ..................  1999    124,770        30,000          --              37,500            3,552
  Vice President of Sales          1998    109,999        66,000          --                --              3,300


------------------------

(1) Bonus payments reported for 1998 include payments made in early 1998 relating to bonuses earned in 1997 of $125,000 for Pat Patel, $72,376 for Bud Patel, $50,000 for Dennis Pouliot, $40,626 for Ken King and $30,000 for Howard Ribaudo.


(2) For each named executive officer, the aggregate dollar amount of other annual compensation received during fiscal 1999 not properly categorized as salary or bonus did not exceed the lesser of (1) $50,000 and (2) 10% of the total salary and bonus reported by such named executive officer for such fiscal year.

(3) Represents matching contributions made by us on behalf of the named executive officers under our 401(k) plan.

(4)  $1,000,000 represents a special bonus paid by the Company's members.

UNIT OPTION PLAN

    1999 UNIT OPTION PLAN. The Management Committee adopted the 1999 Unit Option Plan (the "Plan") on June 28, 1999, which has been approved by a majority of our members holding Class A Units, for the benefit of our officers, Board members, employees, advisors and consultants. The Plan covers an aggregate of 2,970,000 non-voting Class B Units and provides for the issuance of unit options.

    The Plan may be administered by the Management Committee or a committee designated by the Management Committee (either such committee sometimes referred to as the "plan administrator"). The plan administrator may interpret the Plan and, subject to its provisions, may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Plan. The Plan permits the plan administrator to select the officers, Management Committee representatives, employees, advisors and consultants of the Company (including Management Committee representatives who are also employees) who will receive unit options and generally to determine the terms and conditions of such unit options.

    The unit price of each unit option granted under the Plan may generally not be less than 85% of the fair market value of a Class B Unit on the date a unit option is granted. Unit options generally vest at the rate of 25% per year over four years.

    In the event that we (i) become incorporated (or merged into a corporation or transfer all or substantially all of our assets to a corporation) or (ii) become a publicly traded corporation (each, a "Conversion Transaction"), the plan administrator will, prior to such Conversion

Transaction, take such action as it shall determine to be appropriate with respect to the Plan and the outstanding unit options granted, so as to equitably treat such options and the participants and to enable them to retain the benefits of the unit options following such Conversion Transaction. Such actions may, but need not, include adopting a new plan and converting the unit options into comparable awards under that plan.

    In connection with any proposed (i) liquidation or dissolution of us, (ii) a sale of all or substantially all of our assets other than in the ordinary course of our business or (iii) a merger or consolidation involving us in which we are not the surviving entity or we become a subsidiary of another corporation, excluding, however, any Conversion Transaction, the plan administrator shall determine the appropriate treatment, if any, of outstanding unit options and may make such amendments to the Plan as are necessary to reflect such determination.

    Except as otherwise provided, in the event of any merger, reorganization, consolidation or other change in corporate structure affecting the Class B Units, an equitable substitution or proportionate adjustment, if any, as determined by the plan administrator, may be made in (i) the aggregate number of Class B Units reserved for issuance under the Plan, and (ii) the kind, number and exercise price of Class B Units subject to outstanding unit options granted under the Plan.

    Except as otherwise provided, in the event of any unit split, reverse unit split, distribution of units, recapitalization, combination or reclassification of units, an equitable substitution or proportionate adjustment, as determined by the plan administrator, shall be made in (i) the aggregate number of Class B Units reserved for issuance under the Plan, and (ii) the kind, number and exercise price of Class B Units subject to outstanding unit options granted under the Plan.

    In connection with any such event, the plan administrator may provide for the cancellation of any outstanding unit options that are vested but unexercised, or any portion thereof. In connection with any such cancellation, we will make a payment to the participant in cash or other property equal to the difference between the aggregate fair market value of the Class B Units subject to the cancelled unit options, or portion thereof, and the aggregate exercise price of the cancelled unit options, or portion thereof.

    The terms of the Plan provide that the plan administrator may amend, suspend or terminate the Plan at any time, provided, however, that certain amendments require approval of a majority of the members holding Class A Units. Further, no such action may be taken which adversely affects any rights under outstanding unit options without the holder's consent.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth summary information regarding the option grants made to our chief executive officer and each of our four other most highly paid executive officers during 1999. Options granted to purchase our Class B units under our 1999 Unit Option Plan generally vest over four equal annual installments. The exercise price per unit for each option granted is no less than the per unit fair market value of our Class B Units on the date of grant as determined by our Management Committee.

     The percentage of total options was calculated based on options to purchase an aggregate of 1,055,000 of our Class B Units granted under our 1999 Unit Option Plan in 1999. The potential realizable value was compounded annually from the date the options were granted to their expiration date based on the fair market value of the Class B Units on the date of grant.
These assumed rates of appreciation comply with the rules of the Securities
Exchange Commission and do not represent our estimate of future unit prices.
Actual gains, if any, on unit option exercises will be dependent on the future performance of our units.

                                                                                                               POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED ANNUAL
                                                                                                               RATES OF UNIT PRICE
                                                                                                                 APPRECIATION FOR
                                                          INDIVIDUAL GRANTS                                         OPTION TERM
                                                          -----------------
                                      NUMBER OF              % OF TOTAL
                                      SECURITIES           OPTIONS GRANTED
                                      UNDERLYING            TO EMPLOYEES IN    EXERCISE       EXPIRATION
NAME                           YEAR   OPTIONS GRANTED (#)   FISCAL YEAR (%)   PRICE ($/SH)      DATE        5% ($)       10%($)
----                           ----    -------------------  ---------------   ------------      ----        -------     ---------
Pat Patel...............       1999         150,000              14.22           4.00        June 30, 2009  129,304      278,460
  Chairman and President
Bud Patel...............       1999          75,000               7.11           4.00        June 30, 2009   64,652      139,230
  Executive Vice President
Dennis Pouliot..........       1999          75,000               7.11           4.00        June 30, 2009   64,652      139,230
  Vice President of Marketing
Ken King................       1999          37,500               3.55           4.00        June 30, 2009   32,326       69,615
  Executive Vice President
Howard Ribaudo..........       1999          37,500               3.55           4.00        June 30, 2009   32,326       69,615
  Vice President of Sales

There were no option exercises in the last fiscal year

                          AGGREGATED OPTION EXERCISES AND FISCAL YEAR END
                                OPTION VALUES AT DECEMBER 31, 1999


                                                                NUMBER OF SECURITIES
                              NUMBER OF                        UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                               SHARES                               OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                              ACQUIRED ON       VALUE            DECEMBER 31, 1999                 DECEMBER 31, 1999
NAME                           EXERCISE        REALIZED      (EXERCISABLE/UNEXERCISABLE)     (EXERCISABLE/UNEXERCISABLE) (a)
Pat Patel                         -               -                  - / 150,000                $     - / 112,500
Bud Patel                         -               -                  - /  75,000                      - /  56,250
Dennis Pouliot                    -               -                  - /  75,000                      - /  56,250
Ken King                          -               -                  - /  37,500                      - /  28,125
Howard Ribaudo                    -               -                  - /  37,500                      - /  28,125

(a) The units are not publicly traded and the value of the options represents management's best judgment of value at December 31, 1999.

COMPENSATION OF DIRECTORS

    The individuals serving on the Management Committee will receive no compensation so long as they are affiliated with, or have a financial interest in, Cherokee. All of our Management Committee members currently do have these affiliations. The Management Committee has sole discretion to determine to what extent, if any, to compensate any individuals serving on the Management Committee.

    No director of Cherokee Finance receives any compensation with respect to his or her position as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    After we completed the Transactions, our Management Committee formed a compensation committee comprised of Pat Patel, Ken King, Ian Schapiro and Chris Brothers. No member of the compensation committee will participate in the determination of his or her own compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of our outstanding membership units as of March 15, 2000 by:

    - each person who is known by us to own beneficially more than 5% of our outstanding Class A Units;

    - each of our Management Committee members and named executive officers; and

    - all of our Management Committee members and named executive officers as a group.



                                                                             MEMBERSHIP UNITS BENEFICIALLY OWNED(1)
                                                                        -------------------------------------------------
                                                                               CLASS A                  CLASS B
                                                                               (VOTING)               (NON-VOTING)
                                                                        ----------------------  -------------------------
NAME                                                                     NUMBER      PERCENT       NUMBER       PERCENT
----------------------------------------------------------------------  ---------  -----------  ------------  -----------
Cherokee Investor Partners, LLC(2)(3).................................    180,000        60.0%    17,820,000        59.4%
Bikor Corporation(4)..................................................     30,000        10.0%     2,970,000         9.9%
Manju Patel(4)(5).....................................................     90,000        30.0%     2,160,000         7.2%
Pat Patel(4)(6).......................................................     90,000        30.0%     2,160,000         7.2%
Ken King(4)...........................................................         --          --         12,500           *
Bud Patel(4)(7).......................................................     30,000        10.0%     2,970,000         9.9%
Dennis Pouliot(4).....................................................         --          --         50,000           *
Howard Ribaudo(4).....................................................         --          --         75,000           *
Ian Schapiro(3)(8)....................................................    180,000        60.0%    17,820,000        59.4%
Stephen Kaplan(9)(10).................................................    180,000        60.0%    17,820,000        59.4%
Tony Bloom(3)(11).....................................................    180,000        60.0%    17,820,000        59.4%
Raymond Meyer(3)......................................................         --          --             --          --
Chris Brothers(9).....................................................         --          --             --          --
All Management Committee members and named executive officers as a
  group (10 persons)..................................................    300,000       100.0%    23,087,500        77.0%


------------------------

*   Less than 1.0%

(1) The Class A Units and Class B Units are identical except that Class A Units have voting rights and Class B Units have no voting rights.

(2) The owners of Cherokee Investors include an affiliate of GFI, an affiliate of Oaktree, Rothschild and an affiliate of the initial purchaser of the outstanding notes. By virtue of their ownership of equity of Cherokee Investors, these entities may be deemed to share beneficial ownership of the membership units owned by Cherokee Investors. GFI, Oaktree, Rothschild and the initial purchaser, and their affiliates, if appropriate, expressly disclaim beneficial ownership of such units.

(3) c/o GFI Energy Ventures LLC, 11611 San Vicente Boulevard, Suite 710, Los Angeles, CA 90049.

(4) c/o Cherokee International, LLC, 2841 Dow Avenue, Tustin, California 92780.

(5) Consists entirely of membership units that Manju Patel holds jointly with her husband, Pat Patel, as trustees of the Patel Family Trust (see note 6). Manju Patel expressly disclaims beneficial ownership of any units beneficially owned by her as trustee of that trust.

(6) Consists entirely of membership units that Mr. Patel holds jointly with his wife, Manju Patel, as trustees of the Patel Family Trust (see note 5). Mr. Patel expressly disclaims beneficial ownership of any units beneficially owned by him as trustee of that trust.

(7) Bud Patel may be deemed to share beneficial ownership of the 30,000 Class A Units and 2,970,000 Class B Units owned by Bikor, by virtue of his ownership of Bikor's common stock. Bud Patel expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his ownership of Bikor's common stock.

(8) Ian Schapiro may be deemed to share beneficial ownership of the 180,000 Class A Units and 17,820,000 Class B Units owned by Cherokee Investors by virtue of his status as a principal of GFI, which, through an affiliate holds an equity interest in Cherokee Investors. Mr. Schapiro expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of GFI.

(9) c/o Oaktree Capital Management, LLC, 333 South Grand Avenue, Los Angeles, California 90071.

(10)Stephen Kaplan may be deemed to share beneficial ownership of the 180,000 Class A Units and 17,820,000 Class B Units owned by Cherokee Investors by virtue of his status as a principal of Oaktree, which, through an affiliate holds an equity interest in Cherokee Investors. Mr. Kaplan expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of Oaktree.

(11)Tony Bloom may be deemed to share beneficial ownership of the 180,000 Class A Units and 17,820,000 Class B Units owned by Cherokee Investors by virtue of his status as a principal of Rothschild, which holds an equity interest in Cherokee Investors. Mr. Bloom expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of Rothschild.

    Our current credit facility is secured by a non-recourse pledge of 100% of our outstanding membership units (other than those issued to certain of our employees upon exercise of options or other rights to purchase in the aggregate up to ten percent (10%) of our outstanding membership units).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We lease our facility located at 2841 Dow Avenue in Tustin, California from Patel/King Investment, or PKI. The Principals of PKI are Pat Patel and Ken King, our Chairman and CEO and our Executive Vice President, respectively. Pursuant to the lease, we paid PKI $783,740 in 1997, $862,280 in 1998 and $927,378 in 1999.

     Our lease with PKI will run through April 30,2009, with an extension for an additional 60 months at our option. Pursuant to the lease, we will pay rent of approximately $79,840 per month to PKI, subject to certain periodic adjustments.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  Documents filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules - The consolidated financial statements and consolidiated financial statement schedules of Cherokee International, LLC and subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are included in Part II, Item 8.

     (3) Exhibits:

       *3.1 Second Amended and Restated Operating Agreement of Cherokee International,LLC, dated as of April 30, 1999.

       *3.2 Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

       *3.3 Amendment No. 2 to the Second Amended Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

       *3.4       Certificate of Incorporation of Cherokee International,
                  Finance, Inc.

       *3.5       Bylaws of Cherokee International Finance, Inc.

       *4.1 Indenture, dated as of April 30,1999, among the Issuers and Firstar Bank of Minnesota, N.A., as trustee, relating to the notes.

       *4.2 Form of 10 1/2% Series A Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

       *4.3 Form of 10 1/2% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

       *4.4 Registration Rights Agreement, dated as of April 30, 1999, among the Issuers and Credit Suisse First Boston Corporation.

      *10.1 Credit Agreement, dated as of April 30, 1999, among Cherokee International, LLC, as borrower, Heller Financial, Inc., as agent and lender, and Bank Austria Creditanstalt Corporate Finance, Inc., Fleet Capital Corporation, Finova Capital Corporation, Key Corporate Capital Inc. and U.S. Bank, as lenders.

      *10.2 Security Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Heller Financial, Inc., as agent.

      *10.3 Security Agreement, dated as of April 30, 1999, between Cherokee International Finance, Inc. and Heller Financial, Inc., as agent.

      *10.4       Cherokee International, LLC 1999 Unit Option Plan.

      *10.5       Form of Unit Option Agreement.

      *10.6       Cherokee International, LLC 1999 Unit Purchase Plan.

      *10.7 Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Mukesh Patel.

      *10.8 Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Bud Patel.

      *10.9 Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Pat Patel.

      *10.10 Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Amrit Patel.

       12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

       24.1 Powers of Attorney for each registrant. (Included in Signature Page)

       27.1       Financial Data Schedule for fiscal year ended
                  December 31, 1999.

---------------------------
* Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 13, 1999 (File No. 333-82713).


FORWARD-LOOKING STATEMENTS

         Statements in this report containing the words "believes," "anticipates," "expects," and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company's substantial leverage and restrictive convenants in its debt agreements, (2) reductions in sales to any of the Company's significant customers or in customer capacity generally, (3) changes in the Company's sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company's established supply channels,
(6) the Company's ability to accurately estimate the cost of succesful systems preparation and implementation for Year 2000 compliance and (7) the additional risk factors identified under the heading "Risk Factors" in the Section "Business", and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHEROKEE INTERNATIONAL, LLC

March 28, 2000                           By: /s/ Ganpat I. Patel
                                            -----------------------------------
                                                      Ganpat I. Patel
                                            Chairman and Chief Executive Officer

     We, the undersigned officers and Management Committee Members of Cherokee International, LLC, hereby severally constitute Rita Patel and R. Van Ness Holland, Jr. and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable Cherokee International, LLC to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                    Title                                  Date
                  ------                                  -------                                ------
    /s/ Ganpat I. Patel
   -------------------------------           Chairman, Chief Executive Officer and           March 28, 2000
         Ganpat I. Patel                       member of Management Committee
                                               (Principal Executive Officer)
   /s/ R. Van Ness Holland, Jr.
   -------------------------------           Chief Financial Officer (Principal              March 28, 2000
      R. Van Ness Holland, Jr.                 Financial and Accounting Officer)

   /s/ Kenneth King
   -------------------------------           Executive Vice President and member             March 28, 2000
            Kenneth King                       of Management Committee

   /s/ Bahechar S. Patel
   -------------------------------           Executive Vice President and member             March 28, 2000
          Bahechar S. Patel                    of Management Committee

   /s/ Ian A. Schapiro
   -------------------------------           Member of Management Committee                  March 28, 2000
           Ian A. Schapiro

   /s/ Stephen Kaplan
   -------------------------------           Member of Management Committee                  March 28, 2000
           Stephen Kaplan

   /s/ Tony Bloom
   -------------------------------           Member of Management Committee                  March 28, 2000
             Tony Bloom

   -------------------------------           Member of Management Committee
            Raymond Meyer

   /s/ Christopher Brothers
   -------------------------------           Member of Management Committee                  March 28, 2000
        Christopher Brothers

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                             PAGE

Independent Auditors' Report..............................................................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................................   F-3
Consolidated Statements of Income for each of the three years in the period ended December 31, 1999.......................   F-4
Consolidated Statements of Members' Equity (Deficit) for each of the three years in the period ended December 31, 1999....   F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999...................   F-6
Notes to Consolidated Financial Statements................................................................................   F-7
Independent Auditors' Report..............................................................................................  F-15
Schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 1999...........  F-16


                          INDEPENDENT AUDITORS' REPORT



To the Members of
  Cherokee International, LLC

         We have audited the accompanying consolidated balance sheets of Cherokee International, LLC and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, members' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cherokee International, LLC and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 16, 2000

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             DECEMBER 31,
                                                                                        1999             1998
                                                                                        ----             ----
ASSETS (NOTE 4)
CURRENT ASSETS:
Cash and cash equivalents................................................            $ 7,968,576       $2,784,828
Accounts receivable, net of allowance for doubtful accounts of $175,000
  in 1999 and 1998.......................................................             14,108,596        14,861,816
Inventories, net ........................................................             18,911,652        15,467,183
Prepaid expenses and other current assets................................                 50,475            67,576
                                                                                     -----------       -----------
  Total current assets...................................................             41,039,299        33,181,403
PROPERTY AND EQUIPMENT, net (Notes 3 and 4)..............................              8,761,516         7,457,096
DEPOSITS.................................................................                274,697           207,526
DEFERRED FINANCING COSTS, net of accumulated amortization of $555,919
  in 1999 ...............................................................              4,800,504                --
                                                                                     -----------       -----------
                                                                                     $54,876,016       $40,846,025
                                                                                     ===========       ===========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.........................................................             $5,468,043        $5,896,016
Accrued liabilities......................................................              1,085,686           825,113
Accrued compensation and benefits (Note 7)...............................              2,211,193         2,054,736
Accrued interest payable.................................................              2,406,054               --
Accrued distribution payable.............................................              1,730,000               --
Current portion of long-term debt (Note 4)...............................              4,545,004           240,000
Current portion of capital lease obligations (Notes 3 and 5).............                835,947           467,694
                                                                                     -----------       -----------
  Total current liabilities..............................................             18,281,927         9,483,559
LONG-TERM DEBT, net of current portion (Note 4)..........................            141,458,228           540,000
CAPITAL LEASE OBLIGATIONS, net of current portion (Notes 3 and 5)........              2,811,367           793,937
COMMITMENTS (Note 5)
MEMBERS' EQUITY (DEFICIT)(Note 6):
Class A units; 300,000 units issued and
  outstanding in 1999 and 1998...........................................                 14,000            14,000
Class B units; 30,002,000 units issued and
  outstanding in 1999 and 29,700,000 in 1998.............................              2,594,000         1,386,000
Paid-in capital..........................................................              5,330,000               ---
Retained earnings (deficit)..............................................          (115,613,506)        28,628,529
                                                                                   -------------       -----------
  Total members' equity (deficit)........................................          (107,675,506)        30,028,529
                                                                                   -------------       -----------
                                                                                   $  54,876,016       $40,846,025
                                                                                   =============       ===========


                See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                YEARS ENDED DECEMBER 31,
                                                        1999             1998             1997
                                                   -------------    -------------    -------------
NET SALES (Note 8)................................ $ 121,457,537    $  87,553,056    $  77,022,168
COST OF SALES.....................................    77,592,619       54,824,150       48,990,442
                                                   -------------    -------------    -------------
GROSS PROFIT......................................    43,864,918       32,728,906       28,031,726
OPERATING EXPENSES:
Engineering and development.......................     4,118,124        3,798,767        4,057,255
Selling and marketing ............................     2,609,261        1,916,442        2,194,493
General and administrative (Notes 5 and 7)             3,871,526        3,079,007        3,267,937
Special bonus distribution (Note 9)...............     5,330,000               --               --
                                                   -------------    -------------    -------------
  Total operating expenses........................    15,928,911        8,794,216        9,519,685
                                                   -------------    -------------    -------------
OPERATING INCOME..................................    27,936,007       23,934,690       18,512,041
OTHER INCOME (EXPENSE):
Interest expense..................................   (10,675,340)        (372,870)      (1,064,914)
Other income (expense)............................      (708,702)         338,433          376,581
                                                   -------------    -------------    -------------
  Total other income (expense)....................   (11,384,042)         (34,437)        (688,333)
                                                   -------------    -------------    -------------

INCOME BEFORE EXTRAORDINARY ITEM..................    16,551,965       23,900,253       17,823,708
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
OF DEBT (Note 4)..................................           --               --            714,436
                                                   -------------    -------------    -------------

NET INCOME........................................ $  16,551,965    $  23,900,253    $  18,538,144
                                                   =============    =============    =============

BASIC AND DILUTED INCOME PER UNIT:
Income before extraordinary item ................. $         .55    $         .80    $         .59
                                                   =============    =============    =============
Net income........................................ $         .55    $         .80    $         .62
                                                   =============    =============    =============
WEIGHTED AVERAGE UNITS OUTSTANDING:
   BASIC..........................................    30,124,286       30,000,000       30,000,000
                                                   =============    =============    =============
   DILUTED........................................    30,210,779       30,000,000       30,000,000
                                                   =============    =============    =============


                See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)


                                     CLASS A                    CLASS B
                                    ---------                  ---------                               RETAINED
                                -----       ------       -----        ------        PAID-IN             EARNINGS
                                UNITS       AMOUNT       UNITS        AMOUNT        CAPITAL            (DEFICIT)          TOTAL
                                -----       ------       -----        ------        -------          -------------   --------------
BALANCE, January 1, 1997      300,000     $1,400,000                  $--------   $ ----------         $7,254,132        8,654,132
Unit issuance (Note 6)                    (1,386,000)   29,700,000    1,386,000
Equity distribution                                                                                    (8,074,000)      (8,074,000)
Net income                                                                                             18,538,144       18,538,144
                              _______     __________    _________     _________       _______         ___________      ___________
BALANCE, December 31,
 1997                         300,000         14,000    29,700,000    1,386,000                        17,718,276       19,118,276
Equity distribution                                                                                   (12,990,000)     (12,990,000)
Net income                                                                                             23,900,253       23,900,253
                              _______         ______     _________    _________       _______          ___________      ___________
BALANCE, December 31,
 1998                         300,000         14,000    29,700,000    1,386,000                        28,628,529       30,028,529
Units issued under Unit
 Purchase Plan                                             302,000    1,208,000                                          1,208,000
Equity distributions                                                                                 (160,794,000)    (160,794,000)
Capital contribution to fund
 special bonus distribution
 (Note 9)                                                                            5,330,000                           5,330,000
Net income                                                                                             16,551,965       16,551,965
                              _______         ______     _________    _________       _______          ___________      ___________
BALANCE, December 31,
 1999                         300,000        $14,000    30,002,000   $2,594,000     $5,330,000      $(115,613,506)   $(107,675,506)
                              =======        =======    ==========   ==========     ==========      ==============   ==============



                See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                     1999              1998              1997
                                                                                     ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................   $  16,551,965    $  23,900,253    $  18,538,144
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .............................................       2,389,877        1,670,586        1,503,315
  Amortization of deferred financing costs ..................................         555,919
  Extraordinary gain on early extinguishment of debt.........................                                          (714,436)
   Net change in operating assets and liabilities:
  Accounts receivable, net ..................................................         753,220       (5,195,309)        (136,167)
  Inventories, net ..........................................................      (3,444,469)      (2,095,821)      (1,789,652)
  Prepaid expenses and other current assets .................................          17,101          132,457          (58,055)
  Deposits ..................................................................         (67,171)         (49,600)         244,183
  Accounts payable ..........................................................        (427,973)       2,467,426        1,794,719
  Accrued liabilities .......................................................         260,573         (399,632)          (3,495)
  Accrued compensation and benefits .........................................         156,457         (364,518)         699,122
  Accrued interest payable ..................................................       2,406,054
                                                                                 -------------    -------------    -------------
  Net cash provided by operating activities .................................      19,151,553       20,065,842       20,077,678
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment .........................................        (532,095)      (1,898,202)      (1,354,914)


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit ......................................       5,770,937                        10,655,388
Payments on revolving line of credit ........................................      (5,185,427)      (2,739,773)      (8,835,354)
Payments on obligations under capital leases ................................        (776,519)        (306,449)        (263,203)
Payments on long-term debt ..................................................      (5,362,278)        (220,000)     (12,892,138)
Borrowings on long-term debt ................................................     150,000,000                           993,250
Deferred financing cost .....................................................      (5,356,423)
Proceeds from sale of shares ................................................       1,208,000
Equity distribution .........................................................    (159,064,000)     (12,990,000)      (8,074,000)
Capital contribution to fund special bonus
  distribution ..............................................................       5,330,000
                                                                                 -------------    -------------   ---------------
  Net cash used in financing
  activities ................................................................     (13,435,710)     (16,256,222)     (18,416,057)

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................       5,183,748        1,911,418          306,707
CASH, AND CASH EQUIVALENTS, beginning of
  period ....................................................................   $   2,784,828          873,410          566,703
                                                                                -------------    -------------    -------------
CASH, AND CASH EQUIVALENTS, end of
  period ....................................................................   $   7,968,576    $   2,784,828    $     873,410
                                                                                =============    =============    =============
SUPPLEMENTAL INFORMATION
  Cash paid during the year for interest.....................................   $   7,628,151    $     372,870    $   1,064,914
                                                                                =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  TRANSACTIONS
Assets acquired under capital lease
  obligations................................................................   $   3,161,202    $     844,790    $        --
                                                                                =============    =============    =============

                               See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1. GENERAL


         INCORPORATION Cherokee International, LLC (the Company) was incorporated on February 21, 1996, under the California Beverly-Killea Limited Liability Company Act. After the acquisition described below, principal operations commenced on March 30, 1996.

         ACQUISITIONS On March 29, 1996, the Company and Cherokee International, Inc., a California corporation, entered into an asset purchase agreement whereby the Company purchased certain assets and assumed certain liabilities of Cherokee International, Inc. for a total cash payment of $15,264,383 and issuance of a subordinated note payable of $5,885,218. The acquisition was funded with cash borrowed from an asset-based lender and subordinated note payable to the previous owner (Note 4). The acquisition was accounted for under the purchase method of accounting, with the total purchase price allocated to net tangible assets.

         On March 29, 1996, the Company and Bikor Corporation, a California corporation, entered into an asset transfer agreement and operations transfer agreement whereby Bikor Corporation transferred all operations and assets and certain liabilities to the Company in exchange for 75,000 Class A units of the Company with a fair market value of $400,000 and a subordinated note payable of $476,166. The acquisition was accounted for under the purchase method of accounting, with the total purchase price allocated to net tangible assets.

         LINE OF BUSINESS The Company designs, develops, assembles and sells switch mode power supplies for original equipment manufacturers (OEMs) in the telecommunications, data networking and high-end workstation markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Cherokee Electronica, S.A. DE C.V., (Electronica), Cherokee India Pvt. Ltd. (India), Powertel India Pvt. Ltd. (Powertel) and Cherokee International Finance, Inc. (Finance). Finance was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% Senior Subordinated Notes (see Note 4) and has no independent assets or operations. All material intercompany accounts and transactions have been eliminated.

         FISCAL YEAR The Company's fiscal years 1999, 1998 and 1997 ended on January 2, 2000, January 3, 1999 and January 4, 1998, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

         TRANSLATION OF FOREIGN CURRENCIES: Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date, or, for long-lived assets at the historical exchange rate. Revenues, costs and expenses are translated at the average exchange rate during the year. The functional currency of Electronica, Powertel and India is the U.S. dollar as the majority of transactions are denominated in U.S. dollars; therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant for the periods presented.

         CASH AND CASH EQUIVALENTS For presentation purposes in the consolidated financial statements, all highly liquid debt instruments purchased with an original maturity date of three months or less are considered to be cash equivalents.

         INVENTORIES Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor, and manufacturing overhead and consist of the following at December 31:


                                                                  1999               1998
                                                                  ----               ----
Raw material..........................................        $16,630,304         $13,223,720
Work-in-process.......................................          2,699,689           2,369,463
Finished goods........................................            577,969             452,310
                                                              -----------         -----------
                                                               19,907,962          16,045,493
Reserve for obsolescence..............................          (996,310)           (578,310)
                                                              -----------         -----------
                                                              $18,911,652         $15,467,183
                                                              ===========         ===========


         PROPERTY AND EQUIPMENT Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:


Buildings and improvements.........................................       5 years
Machinery and equipment............................................       5 years
Dies, jigs and fixtures............................................       3 years
Office equipment and furniture.....................................     3&5 years
Automobiles and trucks.............................................       5 years
Leasehold improvements.............................................       5 years


         DEFERRED FINANCING COSTS During the year ended December 31, 1999, the Company incurred approximately $6.2 million of costs related to the issuance of senior subordinated notes and the execution of a new term loan and credit facility. Approximately $5.4 million of such costs were capitalized as deferred financing costs and approximately $.8 million of such costs, were directly expensed and included in other income (expense) in the accompanying consolidated statements of income. Deferred financing costs are being amortized over 6 years.

         LONG-LIVED ASSETS The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 1999 and 1998.

         INCOME TAXES The Company is taxed as a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the Company's individual members. Accordingly, no provision for federal income taxes has been provided in the accompanying financial statements. Provisions for California franchise tax and fees are not significant for any period presented.

         REVENUE RECOGNITION Revenues from product sales are recognized upon shipment of the products to customers.

         CREDIT RISK The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

         STOCK-BASED COMPENSATION The Company accounts for unit-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

         INCOME PER UNIT In accordance with SFAS No. 128, EARNINGS PER SHARE, basic income per unit calculations are determined by dividing net income by the weighted average Class A and B units outstanding. Diluted income per unit reflects the potential dilutive effect, determined by the treasury stock method, of additional Class B units that are issuable upon exercise of outstanding unit options:


                        Years ended December 31
               --------------------------------------
                   1999           1998         1997
               ------------    ---------     --------
Options          1,055,000          --           --
               ============    =========     ========

         SEGMENT INFORMATION The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 established standards for reporting information about operating segments in financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company currently operates in a single business segment as a leading designer and manufacturer of a broad range of power supplies for original equipment manufacturers in the telecommunications, data networking, high-end workstations and other electronic industries.

         COMPREHENSIVE INCOME Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. The Company's net income was the same as comprehensive income for all periods presented.

         NEW ACCOUNTING PRONOUNCEMENT In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company has not completed its evaluation of the effect of adopting SFAS No. 133.

         USE OF ESTIMATES The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

         RECLASSIFICATIONS Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:


                                                                     1999            1998
                                                                     ----            ----
Land.................................................              $398,919         $398,919
Building and improvements............................               793,752          793,752
Machinery and equipment..............................            10,382,393        6,706,506
Dies, jigs and fixtures..............................               356,692          293,568
Office equipment and furniture.......................             1,030,196          852,830
Automobiles and trucks...............................               138,625          138,625
Leasehold improvements...............................             1,513,963        1,261,888
Construction in progress.............................               521,098          995,253
                                                                    -------          -------
                                                                 15,135,638       11,441,341
Less accumulated depreciation and amortization.......           (6,374,122)      (3,984,245)
                                                                -----------      -----------
                                                                $8,761,516       $7,457,096
                                                                ===========       ==========


         Included in property and equipment are assets under capital leases of $5,155,278 and $3,030,908 as of December 31, 1999 and 1998, respectively.
Accumulated amortization of assets under capital leases was $1,592,023 and $1,279,264 as of December 31, 1999 and 1998, respectively.

4. LONG-TERM DEBT
         Long-term debt consists of the following at December 31:


                                                                                            1999             1998
                                                                                            ----             ----
10.5% senior subordinated notes, interest due semi-annually beginning on
  November 1, 1999, redeemable at the Company's option beginning May 2004 at a rate of 105.25% of the original principal amount decreasing to 100% of the original principal amount at May 2007 and thereafter, the Company may also redeem up to 35% of the original principal amount prior to May 2002 at 110.5%
  of the original principal amount, matures in May 2009..........................       $100,000,000       $     --
Term loan, bearing interest at either LIBOR plus 2.50% or prime plus 1.50%
  (9.0% to 10.0% as of December 31, 1999). Interest rates subject to change based on the Company's leverage ratio as defined, quarterly principal amounts due beginning September 30, 1999 at amounts ranging from $582,000 to
  $3,237,000, remaining unpaid principal and interest due April 30, 2005.........         45,417,722
Five-year credit facility, bearing interest at 8.13%, payable in monthly principal
  installments of $20,000 beginning April 1, 1997, paid in full during May 1999...                 0        780,000
Revolving lines of credit........................................................            585,510             --
                                                                                        ------------       --------
                                                                                         146,003,232        780,000
Less current portion.............................................................        (4,545,004)       (240,000)
                                                                                        ------------       --------
Total long-term debt.............................................................       $141,458,228       $540,000
                                                                                        ============       ========


         As of December 31, 1999, maturities of long-term debt are as follows:


Year ending December 31:
2000..................................................           $4,545,004
2001..................................................            6,521,519
2002..................................................            7,872,405
2003..................................................            9,269,873
2004..................................................           11,412,658
Thereafter............................................          106,381,773
                                                               ------------
                                                               $146,003,232
                                                               ============


         The term loan is collateralized by substantially all of the Company's assets and contains certain financial covenants including capital expenditures limitations, minimum fixed charge coverage and interest coverage ratios, minimum debt to equity ratio requirements and restrictions on dividends. The Company was in compliance with these financial covenants as of December 31, 1999.

         During April 1999, the Company entered into a revolving line of credit agreement, which provides for borrowings, based on a percentage of certain receivables and inventory, not to exceed $25,000,000. Borrowings bear interest at LIBOR plus 2.50% or prime plus 1.50% (9.0% to 10.0% as of December 31, 1999). Interest rates are subject to change over time based on the Company's leverage ratio as defined. This revolving line of credit is collateralized by substantially all of the Company's assets and is subject to the same financial covenants as the term loan discussed above. This revolving line of credit required payment of commitment fees and expires in 2005. Outstanding borrowings under this line of credit were $585,510 at December 31, 1999.

         The Company restructured its credit facility in March 1997, which resulted in the payment in full of a subordinated note to the previous owner of the Company. Payment of the subordinated note resulted in a gain of approximately $714,000 or $0.03 per unit. This gain on early extinguishment of debt has been included as an extraordinary item in the accompanying consolidated statements of income.

5. COMMITMENTS

         The Company leases certain of its manufacturing facilities under non-cancelable operating leases for an aggregate monthly rental of approximately $119,424. These leases expire at various dates through 2009. One of the manufacturing facilities is leased from an entity controlled by an officer and a principal member of the Company. Rental expense for the years ended December 31, 1999, 1998 and 1997 totaled approximately $1,375,845, $1,072,700 and $982,700
($927,378, $862,280 and $783,740 to a related entity), respectively.

         The Company has two capital lease contracts, bearing interest ranging from 6.41% to 9.75%. The total monthly principal and interest payments related to these capital leases are approximately $108,326. The leases expire between March 2000 and December 2004.

         A summary of lease commitments as of December 31, 1999 is as follows:


                                                   CAPITAL         OPERATING
                                                    LEASES           LEASES
                                                ------------   -------------
Year ending December 31:
2000 .........................................   $ 1,068,032    $ 1,433,091
2001 .........................................       952,089      1,200,540
2002 .........................................       952,089      1,012,790
2003 .........................................     1,021,116        990,580
2004 .........................................       344,373        965,572
Thereafter ...................................          --        4,231,766
                                                 ------------    -----------

Total minimum lease payments .................     4,337,699    $ 9,834,339
                                                                ===========
Less amount representing interest ............      (690,385)
                                                 ------------
Present value of future minimum lease payments     3,647,314
Less current portion .........................      (835,947)
                                                 ------------
                                                 $ 2,811,367
                                                 ============


Of the $9,834,339 total minimum payments for operating leases, $9,022,446 is payable to a related entity.

6. MEMBERS' EQUITY (DEFICIT)



         CAPITALIZATION The Company's members' equity consists of Class A and Class B units. Class A units are entitled to one vote per unit and Class B units are not entitled to vote.

         On November 3, 1997, the members and managers authorized a dividend distribution of Class B units in the ratio of 99 Class B units for every Class A unit issued and outstanding to members as of November 3, 1997. All Unit A and Unit B stated values have been restated to reflect this transaction.

         UNIT SPLIT Effective June 28, 1999, the Company's management committee approved a 75-for-1 split of the outstanding Class A units and Class B units from 4,000 to 300,000 and from 396,000 to 29,700,000, respectively. Accordingly, all unit and per unit figures included in the accompanying consolidated financial statements and footnotes have been restated to reflect this unit split for all periods presented.

         UNIT OPTION PLAN In June 1999, the Company adopted the 1999 Unit Option Plan (the Plan) which provides for the issuance to officers and key employees of up to 2,970,000 options to purchase Class B units at an exercise price per unit of not less than 85% of fair market value at the date of grant. At December 31, 1999, 1,915,000 options were available for grant. Options expire no later than ten years from the date of grant and generally become exercisable over a four-year period.

         As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company accounts for its employee unit-based compensation plan using the intrinsic value method under APB Opinion No. 25 and provides the expanded disclosures specified in SFAS No. 123. On June 28, 1999, the Company granted 1,055,000 unit options at an exercise price of $4.00, which represented the fair value of the Company's Class B units as determined by the Company's Management Committee utilizing the arms-length equity transaction which occurred on April 30, 1999, whereby a new member acquired a 60% majority equity interest from the then existing members. Accordingly, no compensation expense was recorded for these unit option grants pursuant to APB Opinion No. 25.

         Had compensation cost been determined using the provisions of SFAS No. 123, the difference between net income and income per unit as reported and pro forma net income and income per unit would have been as follow:



                                                 1999
                                     --------------------------
                                     As Reported      Pro Forma
-------------------------------------------------------------------
Net income                           16,651,965      16,416,974
Net earnings per UNIT:
  Basic                             $       .55     $       .54
                                   =============   =============
  Diluted                           $       .55     $       .54
                                   =============   =============



         For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the year ended December 31, 1999: expected volatility of zero; risk-free interest rate of 6%; no dividends; and expected lives of four years.

         A summary of activity for the 1999 Unit Option Plan is presented below:



                                                                                                                WEIGHTED AVERAGE
                                                                                                     UNITS       EXERCISE PRICE
                                                                                                   ---------    ----------------
Outstanding, January 1, 1999...............................................................                             $
Granted (weighted average fair value of $1.77).............................................        1,055,000          4.00
Exercised..................................................................................
Canceled...................................................................................
                                                                                                  -----------
Balance, December 31, 1999.................................................................        1,055,000          $4.00
                                                                                                  ===========


         The following table summarizes information about options as of December 31, 1999:

                                               OPTIONS OUTSTANDING
                                               -------------------                                 OPTIONS EXERCISABLE
                                                WEIGHTED AVERAGE                                   -------------------
                                NUMBER        REMAINING CONTRACTUAL     WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
   EXERCISE PRICE             OUTSTANDING              LIFE              EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
   --------------             -----------     ---------------------     ----------------      -----------      ----------------
       $4.00                   1,055,000               9.5                    $4.00                                  $4.00


         UNIT PURCHASE PLAN In June 1999, the Company adopted the 1999 Unit Purchase Plan covering an aggregate of 1,500,000 shares of Class B units. The purpose of the 1999 Unit Purchase Plan is to enable selected officers, management committee members, employees, consultants and advisors of the Company to purchase Class B units. The price of the Class B units under the plan shall not be less than 85% of the fair market value of the Class B units at the date of grant. During 1999, the Company had granted 302,000 Class B units at $4.00 per unit, representing fair value consistent with the unit option grants described above, and had 1,198,000 units available to grant as of December 31, 1999.

7. RETIREMENT PLANS

         In March 1996, the managers and members of the Company approved the adoption of a supplemental retirement plan (the 401(k) Plan) in which substantially all employees are eligible to participate after completing six months of employment. The 401(k) Plan allows participating employees to contribute up to 15% of the employee's pretax compensation, with the Company making discretionary matching contributions. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. For the years ended December 31, 1999, 1998 and 1997 the Company elected to contribute approximately $237,764, $201,700 and $184,100 respectively, to the 401(k) Plan, of which approximately $237,764, $194,800 and $173,100 respectively, is included in accrued compensation and benefits within the accompanying consolidated balance sheets. Administrative costs associated with the 401(k) Plan are paid by participants.

8. CONCENTRATION OF NET SALES

         For the years ended December 31, 1999, 1998 and 1997 approximately 53%, 59%, and 53%, respectively, of the Company's net sales were derived from four, six and five customers, respectively, of which one, two and two customers, respectively, individually exceeded 10%. Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company's products would have a material adverse effect on the Company's financial position and results of operations.

         The Company sells its power supply products to OEMs in the telecommunications, networking, high-end workstations and other electronic industries. The Company uses information based on customers and geographic location; however, the business activities are managed as a single segment. For the years ended December 31, 1999, 1998 and 1997 , net sales by region were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                         1999                1998             1997
                                                         ----                ----             ----
     United States........................           $ 99,882,529         $75,583,826     $72,717,181
     Europe...............................             18,882,707          10,832,647       3,732,732
     Other................................              2,692,301           1,136,583         572,255
                                                     ------------         -----------     -----------
                                                     $121,457,537         $87,553,056     $77,022,168
                                                     ============         ===========     ===========


         The Company's long-lived assets located outside of the United States were $1,844,457 and $1,896,971 as of December 31, 1999 and 1998, respectively.


9. SPECIAL BONUS DISTRIBUTION

         During 1999, the Company's management committee authorized approximately $5,330,000 of special bonus payments to certain key employees for their role in the Company's growth and success over the previous years. These bonus payments were entirely funded by capital contributions made by the Company's then existing members.

                          INDEPENDENT AUDITORS' REPORT


To the Members of
 Cherokee International, LLC:

         We have audited the consolidated financial statements of Cherokee International, LLC and subsidiaries (the Company) for the years ended
December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February
16, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial schedules of the Company listed in Item 14a. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Costa Mesa, California
February 16, 2000

CHEROKEE INTERNATIONAL, LLC
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                                      CHARGED
                                                                   BALANCE AT      (CREDITED) TO
                                                                  BEGINNING OF        COST AND                     BALANCE AT END
                                                                     PERIOD           EXPENSES       DEDUCTIONS      OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1997...............................          $563,710        ($98,710)       ($65,000)        $400,000
Year ended December 31, 1998...............................           400,000        (150,771)        (74,229)         175,000
Year ended December 31, 1999...............................           175,000                                          175,000

RESERVE FOR INVENTORY OBSOLESCENCE:
Year ended December 31, 1997...............................          $185,370        $    --         $   --           $185,370
Year ended December 31, 1998...............................           185,370          392,940           --            578,310
Year ended December 31, 1999...............................           578,310          418,000           --            996,310
