Form 10-Q
period 2000-04-02
CHEROKEE INTERNATIONAL LLC
filed 2000-05-16
CIK 1090070

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 2, 2000
                                       OR

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
Yes  X    No
    ---     ---

                           CHEROKEE INTERNATIONAL, LLC

                                TABLE OF CONTENTS

                                                                          PAGE

PART I--FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:
       Consolidated Balance Sheets--
            March 31, 2000 and December 31, 1999. . . . . . . . . . . . . .  3

       Consolidated Statements of Income--
            For the Three Months Ended March 31, 2000 and 1999. . . . . . .  4

       Consolidated Statements of Cash Flows--
            For the Three Months Ended March 31, 2000 and 1999. . . . . . .  5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.  Quantitative and  Qualitative Disclosures
         About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II--OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                          MARCH 31,                 DECEMBER 31,
                                                                  -----------------------      -----------------------
                                                                            2000                        1999
                                                                  -----------------------      -----------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .     $         6,828,700          $         7,968,576
Accounts receivable, net of allowance for doubtful accounts
   of $175,000 as of March 31, 2000 and December 31, 1999. . . .              15,118,808                   14,108,596
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . .              18,213,249                   18,911,652
Prepaid expenses and other current assets. . . . . . . . . . . .                 112,197                       50,475
                                                                  -----------------------      -----------------------
   Total current assets  . . . . . . . . . . . . . . . . . . . .              40,272,954                   41,039,299
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $7,026,569 and $6,374,122 as of
   March 31, 2000 and December 31, 1999, respectively . . . . . .              8,593,152                    8,761,516
DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 216,186                      274,697
DEFERRED FINANCING COSTS, net of accumulated amortization
   of $780,738 and $555,919 as of March 31, 2000 and
   December 31, 1999, respectively . . . . . . . . . . . . . .                 4,575,685                    4,800,504
                                                                  -----------------------      -----------------------
                                                                     $        53,657,977          $        54,876,016
                                                                  -----------------------      -----------------------
                                                                  -----------------------      -----------------------
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     $         3,460,538          $         5,468,043
Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .                 964,196                    1,085,686
Accrued compensation and benefits  . . . . . . . . . . . . . . .               1,535,729                    2,211,193
Accrued interest payable . . . . . . . . . . . . . . . . . . . .               5,039,915                    2,406,054
Accrued distribution payable . . . . . . . . . . . . . . . . . .               2,113,000                    1,730,000
Current portion of long-term debt  . . . . . . . . . . . . . . .               4,774,683                    4,545,004
Current portion of capital lease obligations . . . . . . . . . .                 733,062                      835,947
                                                                  -----------------------      -----------------------
   Total current liabilities . . . . . . . . . . . . . . . . . .              18,621,123                   18,281,927
LONG-TERM DEBT, net of current portion . . . . . . . . . . . . .             140,060,760                  141,458,228
CAPITAL LEASE OBLIGATIONS, net of current portion  . . . . . . .               2,626,051                    2,811,367
MEMBERS' EQUITY (DEFICIT)
Class A units: 300,000 units issued and outstanding
   in 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . .                  14,000                       14,000
Class B units: 30,002,000 units issued and outstanding in
   2000 and 1999, respectively . . . . . . . . . . . . . . . . .               2,594,000                    2,594,000
Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .               5,330,000                    5,330,000
Retained Earnings (Deficit). . . . . . . . . . . . . . . . . . .            (115,587,957)                (115,613,506)
                                                                  -----------------------      -----------------------
   Total members' equity (deficit) . . . . . . . . . . . . . . .            (107,649,957)                (107,675,506)
                                                                  -----------------------      -----------------------
                                                                     $        53,657,977          $        54,876,016
                                                                  -----------------------      -----------------------
                                                                  -----------------------      -----------------------

                 See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                             MARCH 31,           MARCH 31,
                                     --------------------- ------------------
                                              2000                 1999
                                     --------------------- ------------------
NET SALES. . . . . . . . . . . . . .   $       25,431,363    $    34,811,043
COST OF SALES. . . . . . . . . . . .           16,632,751         21,656,628
                                     --------------------- ------------------
GROSS PROFIT . . . . . . . . . . . .            8,798,612         13,154,415
OPERATING EXPENSES:
Engineering and development. . . . .            1,137,621            945,095
Selling and marketing. . . . . . . .              615,476            593,174
General and administrative . . . . .            1,028,124            863,183
                                     --------------------- ------------------
   Total operating expenses. . . . .            2,781,221          2,401,452
                                     --------------------- ------------------
OPERATING INCOME . . . . . . . . . .            6,017,391         10,752,963

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . .           (3,921,103)          (43,090)
Other income (expense) . . . . . . .               42,261            12,396
                                     --------------------- ------------------
  Total other income (expense) . . .           (3,878,842)          (30,694)
                                     --------------------- ------------------
NET INCOME . . . . . . . . . . . . .   $        2,138,549    $   10,722,269
                                     --------------------- ------------------
                                     --------------------- ------------------

NET INCOME PER UNIT:
  Basic. . . . . . . . . . . . . . .   $              .07    $          .36
                                     --------------------- ------------------
                                     --------------------- ------------------
  Diluted. . . . . . . . . . . . . .   $              .07    $          .36
                                     --------------------- ------------------
                                     --------------------- ------------------

WEIGHTED AVERAGE
  UNITS OUTSTANDING:

  Basic. . . . . . . . . . . . . . .           30,302,000        30,000,000
                                     --------------------- ------------------
                                     --------------------- ------------------
  Diluted. . . . . . . . . . . . . .           30,468,579        30,000,000
                                     --------------------- ------------------
                                     --------------------- ------------------

               See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                           --------------------------------------------
                                                                                MARCH 31,               MARCH 31,
                                                                           --------------------    --------------------
                                                                                   2000                    1999
                                                                           --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      2,138,549        $     10,722,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .               652,447                 507,777
Amortization of deferred financing costs. . . . . . . . . . . . . . . .               224,819                       0
Net change in operating assets and liabilities:
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . .            (1,010,212)             (5,309,670)
   Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . .               698,403              (3,408,958)
   Prepaid expenses and other current assets. . . . . . . . . . . . . .               (61,722)                  6,499
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                58,511                 (11,050)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,007,505)              2,335,773
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .              (121,490)                147,704
   Accrued compensation and benefits. . . . . . . . . . . . . . . . . .              (675,464)             (1,253,241)
   Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .             2,633,861                       0
   Accrued distribution payable . . . . . . . . . . . . . . . . . . . .               383,000                       0
                                                                           --------------------    --------------------
      Net cash provided by operating activities . . . . . . . . . . . .             2,913,197               3,737,103
                                                                           --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment . . . . . . . . . . . . . . . . . .              (484,083)             (2,353,572)
                                                                           --------------------    --------------------
         Net cash used in investing activities. . . . . . . . . . . . .              (484,083)             (2,353,572)
                                                                           --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving line of credit and term loan. . . . . . . . . . .              (585,510)                      0
Payments on obligations under capital leases. . . . . . . . . . . . . .              (288,201)               (159,055)
Payment on long-term debt . . . . . . . . . . . . . . . . . . . . . . .              (582,279)                (80,000)
Equity distribution   . . . . . . . . . . . . . . . . . . . . . . . . .            (2,113,000)             (2,320,000)
                                                                           --------------------    --------------------
        Net cash used in financing activities . . . . . . . . . . . . .            (3,568,990)             (2,559,055)
                                                                           --------------------    --------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . .            (1,139,876)             (1,175,524)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . . . .             7,968,576               2,784,828
                                                                           --------------------    --------------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . . . .      $      6,828,700        $      1,609,304
                                                                           --------------------    --------------------
                                                                           --------------------    --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . .      $       1,080,444        $        43,090
                                                                                     ---------              ---------
                                                                                     ---------              ---------

                  See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2000
                                   (Unaudited)

1.       Basis of Presentation

         The information set forth in the accompanying consolidated financial statements is unaudited and may be subject to normal year-end adjustments. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Cherokee International, LLC (the "Company") for the periods indicated.

         Results of operations for the interim three months ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations for the full fiscal year. The Company's first quarter represented the 13-week period ended on April 2 in 2000 and April 4 in 1999. For presentation purposes, these fiscal quarters have been referred to as March 31.

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

         Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, and do not include all the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2.       Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

                                                   March 31, 2000      December 31, 1999
                                                ------------------     -----------------
                  Raw Material                       $ 16,298,274          $ 16,630,304
                  Work-in-process                       1,931,416             2,699,689
                  Finished goods                          979,869               577,969
                  Reserve for obsolescence               (996,310)             (996,310)
                                                ------------------     -----------------
                                                     $ 18,213,249          $ 18,911,652
                                                ------------------     -----------------
                                                ------------------     -----------------

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

4.       Long-term debt

         During 1999, the Company entered into a new credit facility and issued $100.0 million of 10.5% senior subordinated notes. The credit agreement provides for a $50 million term loan facility and a $25 million revolving credit facility. As of March 31, 2000, there was $44.8 million outstanding under the term loan and no borrowings were outstanding under the revolving credit facility.

5.       Membership Units

         Effective June 28, 1999, the Company's management committee approved a 75-for-1 split of the outstanding Class A Units and Class B Units. Accordingly, all unit and income per unit figures have been restated to reflect this split.

6.       Comprehensive Income

         Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. The Company's net income was the same as comprehensive income for all periods presented.

7.       Income Per Unit

         The following table sets forth the computation of basic and diluted income per unit:

                                                                       Three Months Ended
                                                                 March 31, 2000   March 31, 1999
              Net Income. . . . . . . . . . . . . . . . . . . .  $   2,138,549    $   10,722,269
                                                                 --------------   --------------
                                                                 --------------   --------------

              Units:
              Weighted-average units outstanding - basic. . . .      30,302,000       30,000,000
              Effect of dilutive options. . . . . . . . . . . .         166,579
                                                                 --------------   --------------
              Weighted-average units outstanding - diluted. . .      30,468,579       30,000,000
                                                                 --------------   --------------
                                                                 --------------   --------------

              Net income per unit:
              Basic . . . . . . . . . . . . . . . . . . . . . .  $         0.07   $         0.36
                                                                 --------------   ---------------
                                                                 --------------   ---------------
              Diluted . . . . . . . . . . . . . . . . . . . . .  $         0.07   $         0.36
                                                                 --------------   ---------------
                                                                 --------------   ---------------

8.       New Accounting Pronouncement

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers primarily in the high growth telecommunications, networking and high-end workstation industries. The Company produces its products and related components in sophisticated manufacturing facilities located in Tustin, California, Irvine, California, Guadalajara, Mexico and Bombay, India.

         The Company's net sales are principally driven by growth in its customers' industries. The telecommunications, networking and high-end workstation segments are benefiting from the proliferation of internet/intranet, wireless and other communications.

         The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. During 1999 and 2000, raw materials accounted for a large majority of cost of sales. Raw materials include magnetic subassemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Labor costs include employee costs of salaried and hourly employees. Manufacturing overhead includes lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999

NET SALES

         Net sales decreased by approximately 26.9% or $9.4 million to $25.4 million for the three months ended March 31, 2000 from last year's record $34.8 million for the three months ended March 31, 1999.

         The lower sales were primarily attributable to decreased demand from certain major customers in the current year's first quarter compared to particularly strong demand from those same customers in the prior year's first quarter. A decline in sales to our largest customer accounted for the majority of the sales decrease from last year. We believe that the slowdown in sales to that customer resulted from increased competition faced by that customer's high-end server products.

GROSS PROFIT

         Gross profit decreased by approximately 33.1% or $4.4 million to $8.8 million for the three months ended March 31, 2000 from $13.2 million for the three months ended March 31, 1999. Gross margin for the quarter decreased to 34.6% from 37.8% in the prior year.

         The decrease in gross profit was primarily due to the decrease in sales. The decrease in gross margin compared to the prior year was primarily due to an increase in factory overhead expenses as a percentage of net sales due to having certain fixed manufacturing resources in place to support higher sales levels commensurate with those achieved in the immediately preceding quarters.

OPERATING EXPENSES

         Operating expenses increased by approximately 15.8% or $.4 million to $2.8 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. As a percentage of sales, operating expenses increased to 10.9% from 6.9% in the first quarter of the prior year.

     The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to having the resources in place to support sales levels commensurate with those achieved in the immediately preceding quarters.

OPERATING INCOME

         Operating income decreased by approximately 44.0% or $4.7 million to $6.0 million for the three months ended March 31, 2000 from the record $10.8 million for the three months ended March 31, 1999. Operating margin for the current quarter decreased to 23.7% from 30.9% in the prior year.

          The decrease in operating income was primarily due to the decrease in gross profit and higher operating expenses. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.


INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2000 was $3.9 million compared to a nominal amount for the three months ended March 31, 1999. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999.

NET INCOME

         Net income decreased by approximately 80.0% or $8.6 million to $2.1 million for the three months ended March 31, 2000 from $10.7 million for the three months ended March 31, 1999. Net income margin for the current quarter was 8.4% compared to 30.8% in the prior period.

         The decreases in net income and net income margin were primarily due to the lower sales, higher operating expenses, and substantially higher interest expense discussed above.

LIQUIDITY AND CAPITAL

CASH FLOWS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2000 compared to $3.7 million for the three months ended March 31, 1999. Cash provided by operating activities for 2000 reflects net income of $2.1 million and a $2.6 million increase in accrued interest payable, offset by an increase of $1.0 million in accounts receivable and a decrease of $2.0 million in accounts payable. Cash provided by operating activities for 1999 reflects net income of $10.7 million and a $2.3 million increase in accounts payable, offset by increases of $5.3 million in accounts receivable and $3.4 million in inventory and a decrease of $1.2 million in accrued compensation and benefits.

         Net cash used in investing activities, which consists primarily of additions to property and equipment, was $0.5 million for the three months ended March 31, 2000 compared to $2.4 million for the three months ended March 31, 1999. Net cash used in financing activities was $3.6 million for the three months ended March 31, 2000 compared to $2.6 million for the three months ended March 31, 1999.

LIQUIDITY

      Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. As a result of certain transactions in 1999,the Company's current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes. As of March 31, 2000, the Company's borrowings consisted of $100 million of senior subordinated notes, $44.8 million of borrowings under a term loan facility, and $3.4 million under capital leases. As of March 31, 2000, the Company had no borrowings outstanding under its $25 million revolving credit facility. The Company is not subject to any amortization requirements under the notes prior to maturity in 2009, but it is required to make scheduled repayments under the term loan facility.

      Management believes that cash flow from operations and available borrowing capacity will be adequate to meet the Company's anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

      The Company's historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2000, the Company expects capital expenditures to be between $3-4 million.

FORWARD-LOOKING STATEMENTS

         Statements in this report containing the words "believes," "anticipates,", "expects," and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company's substantial leverage and restrictive covenants in its debt agreements,
(2) reductions in sales to any of the Company's significant customers or in customer capacity generally, (3) changes in the Company's sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company's established supply channels, and (6) the additional risk factors identified in the Company's Registration Statement on Form S-4 (No. 333-82713) and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to our operations result primarily from changes in short-term interest rates. We do not have significant foreign exchange or other market risk. We did not have any derivative financial instruments at March 31, 2000.

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

      We had approximately $44.8 million and $ 46.0 million in variable rate debt outstanding at March 31, 2000 and December 31, 1999, respectively. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        We are subject to disputes and potential claims by third parties that are incidental to the conduct of our business. We do not believe that the outcome of any such matters, pending at March 31, 2000, will have a material adverse effect on our financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      EXHIBITS:

         3.1* Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

         3.2* Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         3.3* Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the 13-week period ended April 2, 2000.
----------------------

* Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-82713).

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Cherokee International, LLC

Date: May 15, 2000                        /s/  R. Van Ness Holland, Jr.
                                          -------------------------------------
                                          R. Van Ness Holland, Jr.
                                          Chief Financial Officer