Form 10-Q
period 2000-07-02
CHEROKEE INTERNATIONAL LLC
filed 2000-08-21
CIK 1090070

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           CHEROKEE INTERNATIONAL, LLC

                                TABLE OF CONTENTS


                                                                          PAGE
PART I--FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

       Consolidated Balance Sheets--
            June 30, 2000 and December 31, 1999. . . . . . . . . . . . . .  3

       Consolidated Statements of Income--
            For the Three and Six Months Ended June 30, 2000 and 1999 . . . 4

       Consolidated Statements of Cash Flows--
            For the Six Months Ended June 30, 2000 and 1999. . . . . . . . .5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . 10


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       JUNE 30,            DECEMBER 31,
                                                                    -------------         -------------
                                                                        2000                  1999
                                                                    -------------         -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................................    $     769,707         $   7,968,576
Accounts receivable, net of allowance for doubtful accounts
   of $250,000 and $175,000 as of June 30, 2000 and December 31,
   1999, respectively...........................................       29,030,507            14,108,596
Inventories, net ...............................................       34,790,646            18,911,652
Prepaid expenses and other current assets ......................          647,421                50,475
                                                                    -------------         -------------
   Total current assets ........................................       65,238,281            41,039,299

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $7,732,610 and $6,374,122 as of
   June 30, 2000 and December 31, 1999, respectively ...........       14,838,611             8,761,516
DEPOSITS .......................................................          246,429               274,697
DEFERRED FINANCING COSTS, net of accumulated amortization
   of $1,024,782 and $555,919 as of June 30, 2000 and
   December 31, 1999, respectively .............................        4,678,625             4,800,504
GOODWILL, net of accumulated amortization of $117,000...........       41,834,000                0
                                                                    -------------         -------------
                                                                    $ 126,835,946         $  54,876,016
                                                                    =============         =============
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ...............................................    $  18,954,548         $   5,468,043
Accrued liabilities ............................................        6,926,318             1,085,686
Accrued compensation and benefits ..............................        6,890,364             2,211,193
Accrued interest payable .......................................        2,503,533             2,406,054
Accrued distribution payable ...................................        3,196,000             1,730,000
Current portion of long-term debt ..............................       11,615,034             4,545,004
Current portion of capital lease obligations ...................          746,282               835,947
                                                                    -------------         -------------
   Total current liabilities ...................................       50,832,079            18,281,927
LONG-TERM DEBT, net of current portion .........................      145,461,666           141,458,228
CAPITAL LEASE OBLIGATIONS, net of current portion ..............        2,434,449             2,811,367
MEMBERS' EQUITY (DEFICIT)
Class A units: 347,671 and 300,000 units issued and
   outstanding in 2000 and 1999, respectively ..................          354,371                14,000
Class B units: 35,950,264 and 30,002,000 units issued and
   outstanding in 2000 and 1999, respectively ..................       36,553,627             2,594,000
Paid-in capital ................................................        5,330,000             5,330,000
Retained Earnings (Deficit)  ...................................     (114,130,246)         (115,613,506)
                                                                    -------------         -------------
   Total members' equity (deficit) .............................      (71,892,248)         (107,675,506)
                                                                    -------------         -------------
                                                                    $ 126,835,946         $  54,876,016
                                                                    =============         =============


                 See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                      ------------      ------------       ------------      ------------
                                                          2000             1999                2000               1999
                                                      ------------      ------------       ------------      ------------
NET SALES ......................................      $ 28,664,226      $ 31,685,305       $ 54,095,589      $ 66,496,348
COST OF SALES ..................................        18,495,011        19,842,554         35,127,762        41,499,182
                                                      ------------      ------------       ------------      ------------
GROSS PROFIT ...................................        10,169,215        11,842,751         18,967,827        24,997,166
OPERATING EXPENSES:
Engineering and development ....................         1,232,232         1,116,534          2,369,853         2,061,629
Selling and marketing ..........................           794,308           700,933          1,409,784         1,294,107
General and administrative .....................         1,595,641         1,019,846          2,623,765         1,883,029
Special bonus distribution .....................                 0         5,330,000                  0         5,330,000
                                                      ------------      ------------       ------------      ------------
   Total operating expenses ....................         3,622,181         8,167,313          6,403,402        10,568,765
                                                      ------------      ------------       ------------      ------------
OPERATING INCOME ...............................         6,547,034         3,675,438         12,564,425        14,428,401

OTHER INCOME (EXPENSE):
Interest expense ...............................        (4,073,838)       (2,732,523)        (7,994,941)       (2,775,613)
Other income (expense) .........................            67,515          (666,771)           109,776          (654,375)
                                                      ------------      ------------       ------------      ------------
  Total other (expense) income .................        (4,006,323)       (3,399,294)        (7,885,165)       (3,429,988)
                                                      ------------      ------------       ------------      ------------
NET INCOME .....................................      $  2,540,711      $    276,144       $  4,679,260      $ 10,998,413
                                                      ============      ============       ============      ============

NET INCOME PER UNIT:

  Basic ........................................      $       0.08      $       0.01       $       0.15      $       0.37
                                                      ============      ============       ============      ============
  Diluted ......................................      $       0.08      $       0.01       $       0.15      $       0.37
                                                      ============      ============       ============      ============
WEIGHTED AVERAGE UNITS OUTSTANDING:

  Basic ........................................        31,606,075        30,000,000         30,954,037        30,000,000
                                                      ============      ============       ============      ============
  Diluted ......................................        31,951,211        30,000,000         31,209,895        30,000,000
                                                      ============      ============       ============      ============

               See notes to consolidated financial statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                    ---------------------------------
                                                                       JUNE 30,             JUNE 30,
                                                                    -------------       -------------
                                                                        2000                 1999
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................      $   4,679,260       $  10,998,413
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization ................................          1,475,488           1,123,523
Amortization of deferred financing costs .....................            468,863             163,310
Net change in operating assets and liabilities:
   Accounts receivable, net ..................................         (3,119,911)         (2,827,681)
   Inventories, net ..........................................            630,006          (4,094,809)
   Prepaid expenses and other current assets .................           (307,946)            (80,492)
   Deposits ..................................................            (20,508)            (53,669)
   Accounts payable ..........................................           (562,495)         (1,941,993)
   Accrued liabilities .......................................          1,494,632             221,276
   Accrued compensation and benefits .........................           (946,829)           (527,060)
   Accrued interest payable ..................................             97,479           1,904,700
                                                                    -------------       -------------
      Net cash provided by operating activities ..............          3,888,039           4,885,518
                                                                    -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment ..........................           (825,583)           (482,570)
Investment in ITS, net of cash acquired ......................        (51,355,224)                  0
                                                                    -------------       -------------
         Net cash used in investing activities ...............        (52,180,807)           (482,570)
                                                                    -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit .......................          5,000,000           4,579,003
Payments on revolving line of credit and term loan ...........         (2,477,974)         (2,579,003)
Payments on obligations under capital leases .................           (466,583)           (648,737)
Borrowings on long-term debt .................................          8,000,000         150,000,000
Payments on long-term debt ...................................         (1,184,558)           (502,934)
Deferred financing costs .....................................           (346,984)         (4,878,345)
Proceeds from sale of units ..................................         34,299,998                   0
Capital contribution to fund special bonus distribution ......                  0           5,330,000
Equity distribution ..........................................         (1,730,000)       (157,140,000)
                                                                    -------------       -------------
        Net cash provided by (used in) financing activities ..         41,093,899          (5,840,016)
                                                                    -------------       -------------
NET DECREASE IN CASH .........................................         (7,198,869)         (1,437,068)

CASH AND CASH EQUIVALENTS, beginning of period ...............          7,968,576           2,784,828
                                                                    -------------       -------------
CASH AND CASH EQUIVALENTS, end of period .....................      $     769,707       $   1,347,760
                                                                    =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                              $   7,428,599       $     870,913
                                                                    =============       =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
During the six months ended June 30, 1999, the company financed the purchase of $2,310,314 of fixed assets through a capital equipment lease.

As of June 30, 2000, the Company had accrued equity distributions payable of $3,196,000.

On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities ("ITS") for approximately $43.2 million in cash, plus $1.0 million in acquisition costs, and paid off $9.7 million of ITS's debt. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired ............. $ 37,186,000
Fair value of goodwill .............................   41,952,000
Cash paid for ITS's stock ..........................  (43,150,000)
Repayment of certain assumed debt at closing .......   (9,722,000)
                                                     ------------
Liabilities assumed ................................ $ 26,266,000
                                                     ============






                  See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000
                                   (Unaudited)

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

      Results of operations for the interim three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full fiscal year. The Company's second quarter represented the 13-week period ended on July 2 in 2000 and July 4 in 1999. For presentation purposes, these fiscal quarters have been referred to as June 30.

      The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. One such subsidiary, Cherokee International Finance, Inc., was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% Senior Subordinated Notes and has no independent assets or operations. All material intercompany accounts and transactions have been eliminated.

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

2.    Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

                                       June 30, 2000    December 31, 1999
                                       -------------    -----------------
          Raw Material                  $ 22,159,745         $ 16,630,304
          Work-in-process                 10,269,680            2,699,689
          Finished goods                   3,657,531              577,969
          Reserve for obsolescence        (1,296,310)            (996,310)
                                       -------------     -----------------
                                        $ 34,790,646         $ 18,911,652
                                       =============     =================

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

4.    Long-term debt

      In June 2000, the Company amended its credit agreement to provide for additional term loan borrowings of $8 million, the proceeds of which were used to finance a portion of the purchase price of an acquisition (see Note 7).


5.    Comprehensive Income

      Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. The Company's net income was the same as comprehensive income for all periods presented.


6.    Income Per Unit

      The following table sets forth the computation of basic and diluted income per unit:

                                                               Three Months Ended                 Six Months Ended
                                                         June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                         -------------    -------------    -------------    -------------
       Net Income......................................  $   2,540,711    $     276,144    $   4,679,260    $  10,998,413
                                                         =============    =============    =============    =============

       Units:
       Weighted-average units outstanding - basic......     31,606,075       30,000,000       30,954,037       30,000,000
       Effect of dilutive options......................        345,136                0          255,858                0
                                                         -------------    -------------    -------------    -------------
       Weighted-average units outstanding - diluted....     31,951,211       30,000,000       31,209,895       30,000,000
                                                         =============    =============    =============    =============

       Net income per unit:
       Basic...........................................  $        0.08    $        0.01    $        0.15    $        0.37
                                                         =============    =============    =============    =============
       Diluted.........................................  $        0.08    $        0.01    $        0.15    $        0.37
                                                         =============    =============    =============    =============


7.    Acquisition

            On June 15, 2000, the Company completed its acquisition of Industrial and Telecommunication Systems and related entities ("ITS"), one of Europe's leading designers and manufacturers of custom power supplies for OEM's primarily in the telecommunications industry. The Company paid approximately $43 million in cash, acquired net assets (excluding debt) at fair value of approximately $13 million, assumed debt of approximately $12 million, of which approximately $10 million was repaid at closing, and incurred transaction costs of approximately $1 million. The company recorded goodwill of approximately $42 million in the transaction, which is being amortized over 15 years.

            The acquisition, including the repayment of certain assumed debt at closing, was financed with approximately $34 million of cash proceeds from the issuance and sale of new members' equity units, approximately $13 million of borrowings under the Company's existing bank credit agreement, as amended, and utilization of available cash.

            The Company's unaudited pro forma net sales, net income, and diluted income per share as if the acquisition of ITS had occurred as of the beginning of the six months ended June 30, 2000 and 1999, are as follows:


                                                                    Six Months Ended
                                                                       June 30,
                                                             -------------------------------
            Dollars in millions, except per share amounts         2000              1999
            --------------------------------------------------------------------------------
            Net sales                                         $ 78,891,000     $ 91,131,000
                                                              ==============================
            Net income                                        $  4,577,000     $  5,232,000
                                                              ==============================
            Diluted income per share                          $       0.12     $       0.15
                                                              ==============================


            The pro forma operating results above include the results of operations for ITS for the six months ended June 30, 2000 and 1999 with goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings and pro forma issuance of the Company's membership units reflected in the weighted average number of units outstanding for the computations of pro forma diluted income per share.

            The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the acquisition had been effected at the beginning of the respective six month periods.

            The amounts recorded for the ITS acquisition, which has been accounted for as a purchase for financial reporting purposes, are subject to change after final valuation information is obtained.

8.    New Accounting Pronouncements

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

      In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers (OEM's)primarily in the high growth telecommunications, networking and high-end workstation industries. The Company produces its products and related components in sophisticated manufacturing facilities located in Tustin and Irvine, California; Guadalajara, Mexico; Bombay, India; and its recently acquired operation in Wavre, Belgium.

         The Company's net sales are principally driven by growth in its customers' industries, including the telecommunications, networking and high-end workstation segments, which are benefiting from the proliferation of internet/intranet, wireless and other communications.

         The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. During 2000 and 1999, raw materials accounted for a large majority of cost of sales. Raw materials include magnetic subassemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Labor costs include employee costs of salaried and hourly employees. Manufacturing overhead includes lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

         On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities ("ITS") for approximately $55 million, including assumption of debt. ITS, based in Belgium, is one of Europe's leading designers and manufacturers of custom power supplies for OEM's primarily in the telecommunications industry. The acquisition was accounted for using the purchase method of accounting, and the fair market value of ITS's assets and liabilities has been included in the Company's balance sheet as of June 30, 2000. For the three and six month periods ended June 30, 2000, the Company's statements of income are consolidated to include ITS's operations from June 16 to June 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

NET SALES

         Net sales decreased by approximately 9.5% or $3.0 million to $28.7 million for the three months ended June 30, 2000 from last year's $31.7 million for the three months ended June 30, 1999.

         The lower sales were primarily attributable to decreased demand from certain major customers in the current year's second quarter compared to relatively stronger demand from those same customers in the prior year's second quarter. A decline in sales to IBM, the Company's largest customer, accounted for the majority of the total sales decrease from last year.

GROSS PROFIT

         Gross profit decreased by approximately 14.1% to $10.2 million for the three months ended June 30, 2000 from $11.8 million for the three months ended June 30, 1999. Gross margin for the quarter decreased to 35.5% from 37.4% in the prior year.

         The decrease in gross profit was primarily due to the decrease in sales. The decrease in gross margin compared to the prior year was primarily due to an increase in factory overhead expenses as a percentage of net sales due to having certain fixed manufacturing resources in place to support higher sales levels commensurate with those achieved in the prior year.

OPERATING EXPENSES

         Operating expenses in last year's second quarter included a $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution in the prior year, operating expenses for the three months ended June 30, 2000 increased by approximately 27.7% to $3.6 million from $2.8 million for the three months ended June 30, 1999. As a percentage of sales, operating expenses increased to 12.6% from 9.0% in the second quarter of the prior year, before the special bonus distribution.

     The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to having the resources in place to support sales levels commensurate with those achieved in the prior year.

OPERATING INCOME

         Operating income increased by approximately 78.1% to $6.5 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. Excluding the effect of the special bonus distribution in the prior year, operating income decreased by approximately 27.3% or $2.5 million. Operating margin, before the effect of last year's special bonus distribution, decreased to 22.8% for the current quarter from 28.4% in the prior year.

          The decrease in operating income was primarily due to the decrease in gross profit, along with higher operating expenses. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

         Interest expense for the three months ended June 30, 2000 was $4.1 million compared to $2.7 million for the three months ended June 30, 1999. This increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred on April 30, 1999, resulting in two months of interest expense reflected in the prior year's quarter.

NET INCOME

         Net income increased to $2.5 million for the three months ended June 30, 2000 from approximately $276,000 for the three months ended June 30, 1999. Excluding the effect of the special bonus distribution in the prior year, net income decreased by approximately 54.7% or $3.1 million. Net income margin for the current quarter was 8.9% compared to 17.7% in the prior period, before the special bonus distribution.

         The decreases in net income and net income margin were primarily due to the lower sales, higher operating expenses, and higher interest expense discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999

NET SALES

         Net sales decreased by approximately 18.6% or $12.4 million to $54.1 million for the six months ended June 30, 2000 from last year's $66.5 million for the six months ended June 30, 1999.

         The lower sales were primarily attributable to decreased demand from certain major customers in the current year's six month period compared to particularly strong demand from those same customers in the prior year. A decline in sales to IBM, the Company's largest customer, accounted for the majority of the total sales decrease from last year's six-month period.

GROSS PROFIT

         Gross profit decreased by approximately 24.1% or $6.0 million to $19.0 million for the six months ended June 30, 2000 from $25.0 million for the six months ended June 30, 1999. Gross margin for the six months ended June 30, 2000 decreased to 35.1% from 37.6% in the prior year.

         The decrease in gross profit was primarily due to the decrease in sales. The decrease in gross margin compared to the prior year was primarily due to an increase in factory overhead expenses as a percentage of net sales due to having certain fixed manufacturing resources in place to support higher sales levels commensurate with those achieved in the prior year.

OPERATING EXPENSES

         Operating expenses in last year's six-month period included a $5.3 million special bonus distribution. Excluding the effect of this special bonus distribution in the prior year, operating expenses increased by approximately 22.2% or $1.2 million to $6.4 million for the six months ended June 30, 2000 from $5.2 million for the six months ended June 30, 1999. As a percentage of sales, operating expenses increased to 11.8% from 7.9% in the prior year.


     The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to having the resources in place to support sales levels commensurate with those achieved in the prior year.

OPERATING INCOME


         Operating income decreased by approximately 12.9% to $12.6 million for the six months ended June 30, 2000 from $14.4 million for the six months ended June 30, 1999. Excluding the effect of the special bonus distribution in the prior year, operating income decreased by approximately 36.4% or $7.2 million. Operating margin decreased to 23.2% for the current year from 29.7% in the prior year, before the special bonus distribution.

          The decrease in operating income was primarily due to the decrease in gross profit, along with by higher operating expenses. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.


INTEREST EXPENSE

         Interest expense for the six months ended June 30, 2000 was $8.0 million compared to $2.8 million for the six months ended June 30, 1999. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred on April 30, 1999, resulting in only two months of interest expense reflected in the prior year's period.

NET INCOME

         Net income decreased to $4.7 million for the six months ended June 30, 2000 from $11.0 million for the six months ended June 30, 1999. Excluding the effect of the special bonus distribution last year, net income decreased 71.3% or $11.6 million. Net income margin for the current year was 8.6% compared to 24.6% in the prior period, before the special bonus distribution.

         The decreases in net income and net income margin were primarily due to the lower sales, higher operating expenses, and substantially higher interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2000 compared to $4.9 million for the six months ended June 30, 1999. Cash provided by operating activities for 2000 reflects net income of $4.7 million and a $1.5 million increase in accrued liabilities, offset by an increase of $3.1 million in accounts receivable. Cash provided by operating activities for 1999 reflects net income of $11.0 million and a $1.9 million increase in accrued interest payable, offset by increases of $2.8 million in accounts receivable and $4.1 million in inventory. Net income for 1999 includes the negative cash flow effect of a $5.3 million special bonus distribution, which was funded by capital contributions from the existing members.

         Net cash used in investing activities for the six months ended June 30, 2000 primarily consists of $51.4 million for the purchase of ITS, net of acquired cash.

         Net cash provided by financing activities of $41.1 million for the six months ended June 30, 2000 primarily reflects proceeds from bank borrowings aggregating $13.0 million and $34.3 million from the sale of units, which was used to finance the purchase of ITS.

         Net cash used in financing activities was $5.8 million for the six months ended June 30, 1999. Equity distributions of $157.1 million and deferred financing costs of $4.9 million were partially offset by proceeds from borrowings aggregating $154.6 million and capital contributions of $5.3 million.

LIQUIDITY

      Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. As a result of certain transactions in 1999, the Company's current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes. In connection with the acquisition of ITS in June 2000, the Company sold equity units for $34.3 million in cash proceeds, borrowed $13.0 million under its credit agreement, as amended, and utilized available cash to finance the purchase price and the repayment of certain assumed debt at closing of the transaction.

      As of June 30, 2000, the Company's borrowings consisted of $100 million of senior subordinated notes, $52.2 million of term loan borrowings under its credit facility, $3.2 million under capital leases, and $1.7 million of debt assumed in connection with the ITS acquisition. The Company had $3.1 million of borrowings outstanding under its $25 million revolving credit facility. The Company is not subject to any amortization requirements under the notes prior to maturity in 2009, but it is required to make scheduled repayments under the term loan facility.

      Management believes that cash flow from operations and available borrowing capacity will be adequate to meet the Company's anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

      The Company's historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2000, the Company expects capital expenditures to be between $4-5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in short-term interest rates. The Company does not have significant foreign exchange or other market risk. The Company did not have any derivative financial instruments at June 30, 2000.

         The Company's exposure to market risk for changes in interest rates relates primarily to its current credit facility. In accordance with the credit facility, the Company enters into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

         The Company had approximately $52.2 million and $46.0 million in variable rate debt outstanding at June 30, 2000 and December 31, 1999, respectively. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at June 30, 2000, will have a material adverse effect on its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      EXHIBITS:

         2.1** Stock Purchase Agreement, dated as of May 24, 2000, between Cherokee International, LLC, and Panta Electronics B.V.

         3.1* Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

         3.2* Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         3.3* Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         3.4 Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

         3.5 Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

         10.1 Consent, Waiver and First Amendment to Credit Agreement, dated as of June 15, 2000, by and between Cherokee International, LLC, Heller Financial, Inc., and the Lenders signatory thereto.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         On June 30, 2000, the Company filed a Current Report on Form 8-K, announcing under Item 2 the acquisition of Industrial and Telecommunication Systems and related entities ("ITS").

----------------------

* Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-82713).

** Incorporated by reference to designated exhibit to the Company's Current
   Report on Form 8-K, dated June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cherokee International, LLC

Date: August 21, 2000                     /s/ R. Van Ness Holland, Jr.
                                          -------------------------------------
                                          R. Van Ness Holland, Jr.
                                          Chief Financial Officer