Form 10-Q
period 2000-10-01
CHEROKEE INTERNATIONAL LLC
filed 2000-11-15
CIK 1090070

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 1, 2000
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       Consolidated Balance Sheets--
            September 30, 2000 and December 31, 1999. . . . . . . . . . . . . . . 3

       Consolidated Statements of Income--
            For the Three and Nine Months Ended September 30, 2000 and 1999 . . . 4

       Consolidated Statements of Cash Flows--
            For the Nine Months Ended September 30, 2000 and 1999. . . . . . . . .5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . .. . 10


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                    -------------         -------------
                                                                        2000                  1999
                                                                    -------------         -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................................    $     136,802         $   7,968,576
Accounts receivable, net of allowance for doubtful accounts
   of $165,640 and $175,000 as of September 30, 2000 and
   December 31, 1999, respectively..............................       31,073,722            14,108,596
Inventories, net ...............................................       37,396,743            18,911,652
Prepaid expenses and other current assets ......................          781,535                50,475
                                                                    -------------         -------------
   Total current assets ........................................       69,388,802            41,039,299

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $8,601,259 and $6,374,122 as of
   September 30, 2000 and December 31, 1999, respectively ......       14,280,828             8,761,516
DEPOSITS .......................................................          303,508               274,697
DEFERRED FINANCING COSTS, net of accumulated amortization
   of $1,266,219 and $555,919 as of September 30, 2000 and
   December 31, 1999, respectively .............................        4,437,188             4,800,504
GOODWILL, net of accumulated amortization of $840,000...........       42,315,000                     0
                                                                    -------------         -------------
                                                                    $ 130,725,326         $  54,876,016
                                                                    =============         =============
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ...............................................    $  18,747,842         $   5,468,043
Accrued liabilities ............................................        4,850,124             1,085,686
Accrued compensation and benefits ..............................        8,130,078             2,211,193
Accrued interest payable .......................................        5,208,353             2,406,054
Accrued distribution payable ...................................        3,298,000             1,730,000
Current portion of long-term debt ..............................       15,776,583             4,545,004
Current portion of capital lease obligations ...................          759,741               835,947
                                                                    -------------         -------------
   Total current liabilities ...................................       56,770,721            18,281,927
LONG-TERM DEBT, net of current portion .........................      143,631,465           141,458,228
CAPITAL LEASE OBLIGATIONS, net of current portion ..............        2,239,391             2,811,367

MEMBERS' EQUITY (DEFICIT)
Class A units: 347,671 and 300,000 units issued and
   outstanding in 2000 and 1999, respectively ..................          354,371                14,000
Class B units: 35,950,264 and 30,002,000 units issued and
   outstanding in 2000 and 1999, respectively ..................       36,553,627             2,594,000
Paid-in capital ................................................        5,330,000             5,330,000
Retained earnings (deficit)  ...................................     (113,326,698)         (115,613,506)
Accumulated other comprehensive loss............................         (827,551)                    0
                                                                    -------------         -------------
   Total members' equity (deficit) .............................      (71,916,251)         (107,675,506)
                                                                    -------------         -------------
                                                                    $ 130,725,326         $  54,876,016
                                                                    =============         =============


                 See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                      ------------      ------------     ------------      ------------
                                                          2000             1999              2000               1999
                                                      ------------      ------------     ------------      ------------
NET SALES ......................................      $ 43,205,357      $ 27,601,575       $ 97,300,946    $ 94,097,923
COST OF SALES ..................................        28,385,364        18,070,263         63,513,126      59,569,445
                                                      ------------      ------------       ------------    ------------
GROSS PROFIT ...................................        14,819,993         9,531,312         33,787,820      34,528,478
OPERATING EXPENSES:
Engineering and development ....................         1,855,283         1,009,742          4,225,136       3,071,371
Selling and marketing ..........................         1,667,600           687,540          3,077,384       1,981,647
General and administrative .....................         3,235,008           954,834          5,741,773       2,837,863
Amortization of goodwill .......................           723,000                 0            840,000               0
Special bonus distribution .....................                 0                 0                  0       5,330,000
                                                      ------------      ------------       ------------    ------------
   Total operating expenses ....................         7,480,891         2,652,116         13,884,293      13,220,881
                                                      ------------      ------------       ------------    ------------
OPERATING INCOME ...............................         7,339,102         6,879,196         19,903,527      21,307,597

OTHER INCOME (EXPENSE):
Interest expense ...............................        (4,363,326)       (3,938,596)       (12,358,267)     (6,849,719)
Other income (expense) .........................            42,772          (196,222)           152,548        (715,087)
                                                      ------------      ------------       ------------    ------------
  Total other (expense) income .................        (4,320,554)       (4,134,818)       (12,205,719)     (7,564,806)
                                                      ------------      ------------       ------------    ------------
NET INCOME .....................................      $  3,018,548      $  2,744,378       $  7,697,808    $ 13,742,791
                                                      ============      ============       ============    ============

NET INCOME PER UNIT:

  Basic ........................................      $       0.08      $       0.09       $       0.24    $       0.46
                                                      ============      ============       ============    ============
  Diluted ......................................      $       0.08      $       0.09       $       0.23    $       0.46
                                                      ============      ============       ============    ============
WEIGHTED AVERAGE UNITS OUTSTANDING:

  Basic ........................................        36,297,935        30,195,143         32,735,337      30,065,047
                                                      ============      ============       ============    ============
  Diluted ......................................        36,643,071        30,195,143         33,020,954      30,065,047
                                                      ============      ============       ============    ============

               See notes to consolidated financial statements

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            NINE MONTHS ENDED
                                                                    ---------------------------------
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                    -------------       -------------
                                                                        2000                 1999
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................      $   7,697,808       $  13,742,791
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization ................................          3,067,137           1,746,284
Amortization of deferred financing costs .....................            710,300             338,774
Net change in operating assets and liabilities,
   net of effects of acquisition:
   Accounts receivable, net ..................................         (6,022,126)         (3,078,323)
   Inventories, net ..........................................         (2,896,091)         (3,604,548)
   Prepaid expenses and other current assets .................           (463,060)            (37,592)
   Deposits ..................................................            (77,587)            (73,977)
   Accounts payable ..........................................            253,799          (2,112,714)
   Accrued liabilities .......................................            384,438             607,334
   Accrued compensation and benefits .........................           (137,115)           (130,696)
   Accrued interest payable ..................................          2,592,299           5,106,986
                                                                    -------------       -------------
      Net cash provided by operating activities ..............          5,109,802          12,504,319
                                                                    -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment ..........................         (1,558,449)           (971,937)
Investment in ITS, net of cash acquired ......................        (51,895,775)                  0
                                                                    -------------       -------------
         Net cash used in investing activities ...............        (53,454,224)           (971,937)
                                                                    -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit .......................         15,585,894           4,699,935
Payments on revolving line of credit .........................         (8,477,974)         (4,699,935)
Payments on obligations under capital leases .................           (648,182)           (588,564)
Borrowings on long-term debt .................................          8,000,000         150,000,000
Payments on long-term debt ...................................         (3,823,104)         (2,022,188)
Deferred financing costs .....................................           (346,984)         (5,188,345)
Proceeds from sale of units ..................................         34,299,998                   0
Capital contribution to fund special bonus distribution ......                  0           5,330,000
Equity distribution ..........................................         (3,843,000)       (157,856,000)
                                                                    -------------       -------------
        Net cash provided by (used in) financing activities ..         40,746,648         (10,325,097)
Cash effect of exchange rate .................................           (234,000)                  0
                                                                    -------------       -------------
NET (DECREASE) INCREASE IN CASH ..............................         (7,831,774)          1,207,285

CASH AND CASH EQUIVALENTS, beginning of period ...............          7,968,576           2,784,828
                                                                    -------------       -------------
CASH AND CASH EQUIVALENTS, end of period .....................      $     136,802       $   3,992,113
                                                                    =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                              $   8,845,668       $   1,382,749
                                                                    =============       =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY: During the nine months ended September 30, 1999, the company financed the purchase of $2,310,314 of fixed assets through a capital equipment lease.

As of September 30, 2000, the Company had accrued equity distributions payable of $3,298,000.

On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities ("ITS") for approximately $43.2 million in cash, plus $1.0 million in acquisition costs, and paid off $9.7 million of ITS's debt. In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of tangible assets acquired ............. $ 37,186,000
Fair value of goodwill .............................   43,155,000
Cash paid for ITS's stock ..........................  (43,150,000)
Repayment of certain assumed debt at closing .......   (9,722,000)
                                                     ------------
Liabilities assumed ................................ $ 27,469,000
                                                     ============


                  See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2000
                                   (Unaudited)

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

      Results of operations for the interim three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full fiscal year. The Company's third quarter represented the 13-week period ended on October 1 in 2000 and October 3 in 1999. For presentation purposes, these fiscal quarters have been referred to as September 30.

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

      Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

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

2.    Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

                                  September 30, 2000    December 31, 1999
                                  ------------------    -----------------
          Raw Material                  $ 24,702,231         $ 15,633,994
          Work-in-process                  8,619,669            2,699,689
          Finished goods                   4,074,843              577,969
                                       -------------         ------------
                                        $ 37,396,743         $ 18,911,652
                                       =============         ============

3.    Income Taxes

      The Company is taxed as a limited liability company under the provisions of the United States federal and state tax codes. Under U.S. federal law, taxes based on U.S. income of a limited liability company are payable by the Company's members individually. Accordingly, no provision for U.S. federal income taxes or for California franchise taxes has been provided in the accompanying financial statements.

      The Company's operations in Mexico and Belgium are subject to various income taxes on earnings generated in those countries, which are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

4.    Long-term debt

      In June 2000, the Company amended its credit agreement to provide for additional term loan borrowings of $8 million, the proceeds of which were used to finance a portion of the purchase price of an acquisition (see
      Note 7).


5.    Comprehensive Income

      Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. Comprehensive income, including net income and a loss from foreign currency exchange adjustments, was $2,190,997 for the three months ended September 30, 2000 and $6,870,257 for the nine months ended September 30, 2000. Comprehensive income for the three and nine months ended September 30, 1999 was the same as net income for those periods of $2,744,378 and $13,742,791, respectively.


6.    Income Per Unit

      The following table sets forth the computation of basic and diluted income per unit:

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                         September 30,
                                                            --------------------------------      --------------------------------
                                                                2000                1999              2000               1999
                                                            -------------      -------------      -------------      -------------
       Net Income...........................                 $ 3,018,548        $  2,744,378       $  7,697,808       $ 13,742,791
                                                            =============      =============      =============      =============

       Units:
       Weighted-average units outstanding - basic......       36,297,935          30,195,143         32,735,337         30,065,047
       Effect of dilutive options......................          345,136                   0            285,617                  0
                                                            -------------      -------------      -------------      -------------
       Weighted-average units outstanding - diluted....       36,643,071          30,195,143         33,020,954         30,065,047
                                                            =============      =============      =============      =============

       Net income per unit:
       Basic..........................................   .  $       0.08       $        0.09       $       0.24       $       0.46
                                                            =============      =============      =============      =============
       Diluted.........................................     $       0.08       $        0.09       $       0.23       $       0.46
                                                            =============      =============      =============      =============


7.    Acquisition

            On June 15, 2000, the Company completed its acquisition of Industrial and Telecommunication Systems and related entities ("ITS"), one of Europe's leading designers and manufacturers of custom power supplies for OEM's primarily in the telecommunications industry. The Company paid approximately $43 million in cash, acquired net assets (excluding debt) at fair value of approximately $12 million, assumed debt of approximately $12 million, of which approximately $10 million was repaid at closing, and incurred transaction costs of approximately $1 million. The company recorded goodwill of approximately $43 million in the transaction, which is being amortized over 15 years.

            The acquisition, including the repayment of certain assumed debt at closing, was financed with approximately $34 million of cash proceeds from the issuance and sale of new members' equity units, approximately $13 million of borrowings under the Company's existing bank credit agreement, as amended, and utilization of available cash.

            The Company's unaudited pro forma net sales, net income, and diluted income per share as if the acquisition of ITS had occurred as of the beginning of the nine months ended September 30, 2000 and 1999, are as follows:

                                                                    Nine Months Ended
                                                                       September 30,
                                                             -------------------------------
            Dollars in millions, except per share amounts         2000              1999
            --------------------------------------------------------------------------------
            Net sales                                         $122,096,000     $131,050,000
                                                              ==============================
            Net income                                        $  7,596,000     $  7,323,000
                                                              ==============================
            Diluted income per share                          $       0.21     $       0.20
                                                              ==============================


            The pro forma operating results above include the results of operations for ITS for the nine months ended September 30, 2000 and 1999 with goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings and pro forma issuance of the Company's membership units reflected in the weighted average number of units outstanding for the computations of pro forma diluted income per share.

            The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the acquisition had been effected at the beginning of the respective nine month periods.

            The amounts recorded for the ITS acquisition, which has been accounted for as a purchase for financial reporting purposes, are subject to change after final valuation information is obtained.

8.    New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company expects that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

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

         On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities ("ITS") for approximately $55 million, including assumption of debt. ITS, based in Belgium, is one of Europe's leading designers and manufacturers of custom power supplies for OEM's primarily in the telecommunications industry. The acquisition was accounted for using the purchase method of accounting, and the fair market value of ITS's assets and liabilities were included in the Company's balance sheet as of the acquisition date. For the three and nine month periods ended September 30, 2000, the Company's statements of income are consolidated to include ITS's operations from July 1, 2000 to September 30, 2000 and from June 16, 2000 to September 30, 2000, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

         Net sales increased by approximately 56.5% or $15.6 million to $43.2 million for the three months ended September 30, 2000 from last year's $27.6 million for the three months ended September 30, 1999.

         The higher sales were primarily attributable to the inclusion of ITS's operations, which contributed $13.8 million of sales for the three months ended September 30, 2000.

GROSS PROFIT

         Gross profit increased by approximately 55.5% to $14.8 million for the three months ended September 30, 2000 from $9.5 million for the three months ended September 30, 1999. Gross margin for the quarter decreased slightly to 34.3% from 34.5% in the prior year.

         The increase in gross profit was primarily due to the increase in sales. Increased gross margins for the North American operations compared to last year were offset by the inclusion in the current year of the ITS operations, which had lower gross margins than the North American operations.

OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 2000 increased to $7.5 million from $2.7 million for the three months ended September 30, 1999. As a percentage of sales, operating expenses increased to 17.3% from 9.6% in the third quarter of the prior year.

     The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion of ITS's operations for the three months ended September 30, 2000, along with the amortization of goodwill during the current quarter related to the ITS acquisition.

OPERATING INCOME

         Operating income increased by approximately 6.7% to $7.3 million for the three months ended September 30, 2000 from $6.9 million for the three months ended September 30, 1999. Operating margin, decreased to 17.0% for the current quarter from 24.9% in the prior year.

          The increase in operating income was primarily due to increased operating income contributed by the North American operations, partially offset by the amortization of goodwill in the current quarter related to the ITS acquisition. The decrease in operating margin was primarily attributable to the higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

         Interest expense for the three months ended September 30, 2000 was $4.4 million compared to $3.9 million for the three months ended September 30, 1999. This increase was primarily due to the additional debt incurred in June 2000 in connection with the ITS acquisition.

NET INCOME

         As a result of the items discussed above, net income increased to $3.0 million for the three months ended September 30, 2000 from approximately $2.7 million for the three months ended September 30, 1999. Net income margin for the current quarter was 7.0% compared to 9.9% in the prior period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

         Net sales increased by approximately 3.4% or $3.2 million to $97.3 million for the nine months ended September 30, 2000 from last year's $94.1 million for the nine months ended September 30, 1999.

         The inclusion of ITS's operations from June 16, 2000 to September 30, 2000 contributed approximately $17.1 million of sales for the current year's period. This was partially offset by lower sales for the North American operations primarily due to decreased demand for certain major customers in the current year's nine month period compared with particularly strong demand from those same customers in the prior year. A decline in sales to IBM, one of the Company's largest customers, accounted for the majority of the North American sales decrease from last year's nine-month period.

GROSS PROFIT

         Gross profit decreased by approximately 2.1% or $741,000 to $33.8 million for the nine months ended September 30, 2000 from $34.5 million for the nine months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 decreased to 34.7% from 36.7% in the prior year.

         The decrease in gross profit was primarily due to lower gross profit from the North American operations due to decreased sales as discussed above, partially offset by gross profit contributed from inclusion of ITS in the current year. The decrease in gross margin compared to the prior year was primarily due to the inclusion in the current year of the ITS operations, which had lower gross margins than the North American operations.

OPERATING EXPENSES

         Operating expenses in last year's nine-month period included a $5.3 million special bonus distribution. Excluding the effect of this special bonus distribution in the prior year, operating expenses increased by approximately 76.0% or $6.0 million to $13.9 million for the nine months ended September 30, 2000 from $7.9 million for the nine months ended September 30, 1999. As a percentage of sales, operating expenses increased to 14.3% from 8.4% in the prior year.


         The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion of ITS's operations from June 16, 2000 to September 30, 2000 in the current period, amortization of goodwill related to the ITS acquisition, and having the resources in place at the North American operations to support sales levels commensurate with those achieved in the prior year.

OPERATING INCOME


         Operating income decreased by approximately 6.6% to $19.9 million for the nine months ended September 30, 2000 from $21.3 million for the nine months ended September 30, 1999. Excluding the effect of the special bonus distribution in the prior year, operating income decreased by approximately 25.3% or $6.7 million. Operating margin decreased to 20.5% for the current year from 28.3% in the prior year, before the special bonus distribution.

         The decrease in operating income was primarily due to the decrease in gross profit and the higher operating expenses discussed above. The decrease in operating margin was primarily attributable to the higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 2000 was $12.4 million compared to $6.8 million for the nine months ended September 30, 1999. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a $50 million term loan, all of which occurred on April 30, 1999, resulting in only five months of interest expense reflected in the prior year's period. The current year's period also reflects interest expense relating to additional debt incurred in connection with the ITS acquisition.

NET INCOME

         As a result of the items discussed above, net income decreased to $7.7 million for the nine months ended September 30, 2000 from $13.7 million for the nine months ended September 30, 1999. Excluding the effect of the special bonus distribution last year, net income decreased 59.6% or $11.4 million. Net income margin for the current year was 7.9% compared to 20.3% in the prior period, before the special bonus distribution.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Nine months ended September 30, 2000 Compared to nine months ended September 30, 1999

         Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 2000 compared to $12.5 million for the nine months ended September 30, 1999. Cash provided by operating activities for 2000 reflects net income of $7.7 million, depreciation and amortization of $3.1 million, and a $2.6 million increase in accrued interest payable, offset by increases of $6.0 million in accounts receivable and $2.9 million in inventory. Cash provided by operating activities for 1999 reflects net income of $13.7 million, depreciation and amortization of $1.7 million, and a $5.1 million increase in accrued interest payable, offset by increases of $3.1 million in accounts receivable and $3.6 million in inventory. Net income for 1999 includes the negative cash flow effect of a $5.3 million special bonus distribution, which was funded by capital contributions from the existing members.

         Net cash used in investing activities for the nine months ended September 30, 2000 primarily consists of $51.9 million for the purchase of ITS, net of acquired cash.

         Net cash provided by financing activities of $40.7 million for the nine months ended September 30, 2000 primarily reflects proceeds from bank borrowings and the sale of units aggregating $13.0 million and $34.3 million, respectively, which was used to finance the purchase of ITS. This was partially offset by payments on long-term debt of $3.8 million and equity distributions of $3.8 million.

         Net cash used in financing activities was $10.3 million for the nine months ended September 30, 1999. Equity distributions of $157.9 million and deferred financing costs of $5.2 million were partially offset by proceeds from borrowings on long-term debt of $150 million and capital contributions of $5.3 million.

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

      As of September 30, 2000, the Company's borrowings consisted of $100 million of senior subordinated notes, $49.6 million of term loan borrowings under its credit facility, $3.0 million under capital leases, and $9.8 million of other bank debt, which includes $6.0 million of borrowings outstanding under its $25 million revolving credit facility. The Company is not subject to any amortization requirements under the notes prior to maturity in 2009, but it is required to make scheduled repayments under the term loan facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at September 30, 2000.

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

         The Company had approximately $55.6 million and $46.0 million in variable rate debt outstanding at September 30, 2000 and December 31, 1999, respectively. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

         As a result of the ITS acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at September 30, 2000, will have a material adverse effect on its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      EXHIBITS:

         3.1* Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

         3.2* Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         3.3* Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

         3.4** Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

         3.5** Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         On August 29, 2000, the Company filed a Current Report on Form 8-K/A providing the financial statements of Industrial and Telecommunication Systems and related entities ("ITS") and the unaudited proforma financial information required in accordance with
         Item 7 of the General Instructions for the Current Report on Form
         8-K.

----------------------

* Incorporated by reference to designated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-82713).

** Incorporated by reference to designated exhibit to the Company's Quarterly
   Report on Form 10-Q, dated July 2, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cherokee International, LLC

Date: November 15, 2000                   /s/ R. Van Ness Holland, Jr.
                                          -------------------------------------
                                          R. Van Ness Holland, Jr.
                                          Chief Financial Officer