Form 10-K
period 2000-12-31
CHEROKEE INTERNATIONAL LLC
filed 2001-04-02
CIK 1090070

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

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

     The number of membership units outstanding of the registrant's voting and non-voting membership units was 36,382,736 as of March 15, 2001.

================================================================================

================================================================================

                                     PART I

ITEM 1. BUSINESS

    Cherokee International, LLC is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers, or OEMs, in the telecommunications, networking, high-end workstation and other electronic equipment industries. Power supplies perform many essential functions relating to the supply, distribution and regulation of electrical power and are used in virtually all electronic equipment. Basic power supplies convert AC from a utility source such as a wall outlet, into the DC required for electronic systems.

STRATEGIC ADVANTAGES

    We believe that our strategic advantages include the following:

- TIME TO MARKET: A critical factor in a customer's selection of a power supply manufacturer is the time to market of the power supply. Time to market is the time required to design, engineer, manufacture and deliver the product to a customer. We have established a track record of consistently providing high quality products with short times to market. We streamline the design and production processes by employing experienced personnel, providing them with sophisticated state of the art equipment and tools and encouraging our engineers to communicate directly with our customers' engineers throughout the design and manufacturing process. In addition, we are one of the few companies in the industry with the ability to self certify our products for virtually all safety agencies. Our unique design and production methodologies, along with strategically located operations in North America and Europe, help increase production efficiency, enhance our customer relationships and avoid delays in communication and the exchange of designs and prototypes that burden many of our competitors that depend on their overseas manufacturing facilities.

- STRONG PARTNERSHIPS WITH BLUE CHIP CUSTOMER BASE: We provide products to leading OEMs such as IBM, Cisco, Hewlett-Packard, Motorola, Lucent, Alcatel, Nortel, Silicon Graphics and Network Appliance. We have been doing business with many of our customers for over 10 years. We believe that our customers continue to seek long-term partnerships with a small number of core suppliers like Cherokee. Our relationships are strengthened by the fact that we work jointly with many of our customers in the design and development of new products, which our customers partially fund. We believe that as a result of these factors we have been successful in building our share with many of these customers over the last several years.

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

    - use of continuous flow manufacturing lines and computer controlled surface mount assembly, or SMT, machines to improve quality and yield rates;

    - procurement and maintenance of state of the art equipment resulting in limited maintenance capital expenditures; and

    - refinement of our systems and processes to increase overall operational efficiency.

- COMMITMENT TO QUALITY AND SERVICE: We believe that in addition to short lead times and competitive prices, our commitment to provide consistent, high quality products and services forms the basis of our strong customer relationships. We manufacture high quality products using advanced testing methods to monitor our sophisticated design and manufacturing techniques (such as Computer Aided Design and Computer Aided Engineering). In addition to testing performed during the design and manufacturing process, we test 100% of our finished products using automated test equipment.

  With the exception of a recently opened facility in India, all of our facilities and manufacturing processes are ISO 9000 certified.

- EXPERIENCED MANAGEMENT: Mr. Pat Patel, our Chairman and Chief Executive Officer, founded Cherokee Corporation in 1978, formed Cherokee International, LLC as a California limited liability company on March 28, 1996, and has over 30 years experience in the industry. Mr. Patel is supported by a senior management team including Bud Patel (no relationship to Pat Patel), Dennis Pouliot, Howard Ribaudo and Van Holland who have combined industry experience of over 100 years.

BUSINESS STRATEGY

    Our objective is to be the supplier of choice to a targeted group of industry leading OEMs who require sophisticated power supply solutions and who are likely to have substantial volume requirements. To achieve this objective, our strategy is to continue to differentiate ourselves through advanced design and engineering, shorter time to market and superior product performance, quality and service. Our strategy focuses on maximizing profitability and expanding the business through:

- FOCUSING ON HIGH GROWTH, HIGH MARGIN, MARKETS: A substantial majority of our 2000 sales were to the networking, telecommunications and high-end workstations markets, which are expected to grow over the long term primarily due to the increase in demand for internet/intranet, wireless and other communications. We achieve higher margins in these markets due to their highly sophisticated design and engineering requirements and the high demands for technical expertise required to serve them. Focusing on these high growth areas also allows us to work with the most sophisticated customers, which further improves our technological and knowledge base and enables us to create products that can form the basis for an expanding and more sophisticated product catalog.

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

- EXPANDING CUSTOMER BASE: We have leveraged our reputation and success with our existing blue chip customer base to attract new customers with significant growth prospects and high-margin product requirements. We plan to continue expanding our customer base through increased marketing, heightened use of our network of independent sales representatives and further development of collaborative relationships in design and engineering. To help achieve this expansion, we compensate our independent sales representatives with additional incentives to attract new customers and provide them with a significant level of support.

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

    The latest technology now used in power supplies is higher frequency switch mode topology. Switch mode power supplies, which comprise our entire product line, are preferred over linear power supplies, with comparable power outputs, due to their higher energy efficiency, considerably smaller size and lighter weight. The market for switch mode power supplies is the fastest growing segment of the overall external power conversion product market, according to industry sources.

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

    During 2000, our top 10 customers accounted for approximately 63% of our sales. During such period, sales to IBM and Nortel each represented more than 10% of our sales.

SALES AND MARKETING

    We market our products and services in North America through an integrated sales approach involving account managers and independent sales representatives with active support from design, engineering and production personnel. Our in-house account managers supervise customer relationships and oversee a nation-wide network of commission-based independent sales representatives whose main purpose is to source new customers. We market our products in Europe primarily using our in-house account managers.

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

BACKLOG

    Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next four months. Our backlog was approximately $75.0 million at December 31, 2000, $35.1 million at December 31, 1999, and $42.8 million at December 31, 1998. Backlog for 2000 includes $19.4 million relating to Industrial and Telecommunication Systems, which was acquired in June 2000. In addition, we are currently working on numerous customer initiated engineering and design projects, which we expect will result in increased future revenue.

    Although customers are generally able to cancel or reschedule deliveries, subject to cancellation fees or carrying cost charges in certain circumstances, our backlog has historically been a reliable indicator of our future revenues. However, subsequent to December 31, 2000, we began to experience an industry-wide slowdown which has caused many of our customers to reschedule or cancel certain orders with us. As a result, future revenues may be adversely affected by these deferrals or cancellations of orders.

MANUFACTURING PROCESS AND QUALITY CONTROL

    A typical power supply consists primarily of one or more printed circuit boards, electronic and electromagnetic components and a sheet metal chassis. The production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards encompassing highly automated SMT.

    In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. Since the beginning of 1997, we have acquired five SMT lines. SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line is capable of placing as many as 40,000 parts per hour, with each machine hour equating to approximately 50 labor hours. The new SMT lines have allowed us to significantly increase throughput and capacity which together with higher demand has resulted in increased sales.

    In addition to increasing automation of our facilities, we have standardized our operations to include 22 self-contained continuous flow manufacturing lines, which incorporate flow solder machines, in-circuit test machines, highly advanced computer controlled burn-in equipment, automated final test machines, ongoing reliability test equipment, standardized processes and measurements on all lines.

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

    Our six sophisticated manufacturing facilities, including plants in Tustin, California; Irvine, California; Guadalajara, Mexico; Wavre, Belgium; and two in Bombay, India, are ISO 9000 certified. Our facilities in India manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into many of our final products.

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

COMPETITION

    The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. No single company dominates the overall power supplies market and our competitors vary depending upon the particular power conversion product category. Our competition includes companies located throughout the world, including Delta, Astec, Tyco, Artesyn, Power One and many smaller companies. We also view as competitive threats the potential that our customers may decide to produce their own power supplies and that OEMs with captive manufacturing capabilities may compete in the merchant market. However, several large OEMs have divested their captive power supply manufacturing operations, including IBM, Nortel, NCR, TRW and Digital Equipment.

ENGINEERING AND PRODUCT DEVELOPMENT

    Our engineering and product development activities are principally directed to the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products.
Product development is performed by a group of nearly 100 engineers and technicians located primarily in Tustin, California and Wavre, Belgium.

    Our total expenditures for engineering and product development were $6.1 million, $4.1 million and $3.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

INTELLECTUAL PROPERTY MATTERS

    We do not believe that intellectual property or branding is a significant competitive factor in the power supply industry. As a result, we do not rely upon proprietary rights in the conduct of our business.

EMPLOYEES

    At December 31, 2000, we employed approximately 1,367 full-time employees at our facilities in the following capacities:


                                                             INDIVIDUALS
                                                               EMPLOYED
                                                             -----------
Manufacturing..............................................      1,139
Engineering................................................         97
Quality....................................................         35
Marketing..................................................         27
General Administrative.....................................         69
                                                               ---------
    Total..................................................      1,367
                                                               =========

     None of our domestic employees is represented by a labor organization. Some of our employees who work in our Guadalajara, Mexico Facility are represented by a union as required under Mexican law. Some of our employees who work in our Wavre, Belgium facility are represented by trade unions and work subject to a collective bargaining agreement. We believe that our relations with our employees, including in our Mexico and Belgium facilities, are excellent.

ITS ACQUISITION

     On June 15, 2000, we completed the acquisition of Industrial and Telecommunication Systems, or ITS, which we have subsequently named Cherokee Europe. The acquisition of ITS substantially increased our European presence and strengthened our capabilities in the telecommunications system market. ITS is primarily a leading designer and manufacturer of custom designed power supplies for OEM's of telecommunications systems, Internet infrastructure and medical and industrial applications.

RISK FACTORS

We are subject to the following risks:

OUR SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY

    We have a large amount of outstanding debt compared to the net book value of our assets and we have substantial repayment obligations and interest expense. As of December 31, 2000, we had:

    - total consolidated debt of approximately $169.1 million; and

    - members' deficit of approximately $69.1 million.

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

OUR BUSINESS OPERATIONS ARE RESTRICTED BY PROVISIONS OF OUR DEBT AGREEMENTS; FAILURE TO COMPLY COULD RESULT IN ACCELERATION OF INDEBTEDNESS

    The indenture governing our 10 1/2% Senior Subordinated Notes due 2009, the notes, and our credit agreements contain a number of covenants that significantly restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into capital leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict business operations. In addition, under our credit agreement, we are required to meet a number of financial ratios and tests.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

    During 2000, our top ten customers accounted for approximately 63% of our sales, including IBM and Nortel, each of which accounted for more than 10% of our sales. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers. As a result, we cannot assure that a customer will not transfer, reduce the volume of, or cancel a purchase order, each of which could adversely affect our financial condition or results of operations. In addition, as a provider of power supplies to OEMs, our sales are dependent upon the success of the underlying products of which our power supplies are a component.

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

    We have manufacturing operations located in Mexico, Belgium and India. These operations are subject to inherent risks, including variations in tariffs, quotas, taxes and other market barriers, political and economic instability, work stoppages or strikes, unexpected changes in regulatory requirements, restrictions on the export or import of technology, and difficulties in staffing and managing international operations, which could have a material adverse effect on our financial condition or results of operations. Although we transact business primarily in United States dollars, a portion of our sales and/or expenses, including labor costs, are denominated in the Mexican peso, the Indian rupee, the Euro and other European currencies. Fluctuations in the value of the U.S. dollar relative to these foreign currencies, or increased import duties, the imposition of tariffs or import quotas or interruptions in transportation, could affect our revenues, costs of goods sold and operating margins and could result in exchange losses or delays in shipments. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

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

    A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. We cannot assure that we will be able to timely replace cancelled, delayed or reduced orders. Significant or numerous cancellations, as well as reductions or delays in orders by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

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


                                                        APPROX.       OWNED
                                    PRIMARY             SQUARE         VS.                LEASE
       FACILITIES                  ACTIVITY             FOOTAGE      LEASED          EXPIRATION DATE
-------------------------  -------------------------  -----------  -----------  -------------------------
Tustin, CA                 Administrative,                86,000       Leased   April 30, 2009
                           Manufacturing,
                           Engineering

Tustin, CA                 Storage                        14,000       Leased   November 30, 2001

Irvine, CA                 Manufacturing,                 31,000       Leased   December 31, 2003
                           Engineering

Wavre, Belgium             Manufacturing                 178,000       Owned    --

Guadalajara, Mexico        Manufacturing                  35,000       Owned    --

Bombay, India              Manufacturing                  14,000       Leased   March 31, 2003

Bombay, India              Manufacturing                  17,000       Leased   April 15, 2004

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to disputes and potential claims by third parties that are incidental to the conduct of our business. We do not believe that the outcome of any such matters, pending at December 31, 2000, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
         MATTERS

         There is no established public trading market for our membership units.

         As of March 15, 2001, there were 23 holders of record of our membership units.

         Pursuant to our Second Amended and Restated Operating Agreement, as amended, subject to certain qualifications, we may make distributions of cash on our membership units at times, and in amounts, determined by our Management Committee. Subject to compliance with our contractual obligations, however, we must make quarterly tax distributions on our membership units to enable our members to pay taxes on our income. For the fiscal years ended December 31, 2000 and 1999, we made the following distributions:


                           FISCAL 2000
                           -----------
                                    DISTRIBUTION
            DATE PAID                PER UNIT
           -----------              ------------
         February 1, 2000              $0.06
         July 25, 2000                 $0.07
         November 28, 2000              0.10





                 FISCAL 1999
                -------------
                            DISTRIBUTION
        DATE PAID             PER UNIT
       -----------         ---------------
    January 14, 1999            $ 0.07
    March 12, 1999              $ 0.01
    April 14, 1999              $ 0.13
    April 30, 1999 (1)          $ 5.00
    June 10, 1999               $ 0.03
    September 15, 1999          $ 0.06

(1) Distribution made as part of the Transactions

         On June 14, 2000, we consummated an offering of an aggregate of 47,671 of our Class A Voting Units and an aggregate of 5,948,264 of our Class B Non-voting Units, pursuant to exemptions from, or transactions not subject to the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The net proceeds of the offering were approximately $34 million. The offering was effected pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, and the purchasers were those holders of our membership units who were on the date of purchase Accredited Investors, as that term is defined by Securities Act Rule 501, and who elected to participate in the offering.

         We used the net proceeds together with borrowings under our credit facility to fund the purchase for approximately $55 million, including assumption of debt, of all of the outstanding stock of ITS. For more information regarding the purchase of ITS, see "Business--ITS Acquisition."

         On April 30, 1999, we consummated an offering of $100 million aggregate principal amount of notes, pursuant to exemptions from, or transactions not subject to, the registration requirements of the Securities Act and applicable state securities laws. The net proceeds of the offering were approximately $96.4 million. The offering was effected pursuant to
Section 4(2) of the Securities Act and Rule 144A promulgated thereunder, and the initial purchaser was Credit Suisse First Boston Corporation. Following the offering, we effected an exchange offer, registered under the Securities Act, pursuant to which the 10 1/2% Series A Senior Subordinated Notes due 2009 were exchanged for 10 1/2% Series B Senior Subordinated Notes due 2009 with substantially the same terms and conditions as the 10 1/2% Series A Senior Subordinated Notes due 2009.

         We used the net proceeds together with borrowings under our credit facility to fund a $150 million cash distribution to our members made in connection with the acquisition by Cherokee Investor Partners, LLC of 60% of our then outstanding membership units. Collectively, we refer to the issuance of the notes, the entrance into our current credit facility, the acquisition by Cherokee Investors of 60% of our then outstanding membership units and the $150 million cash distribution as the "Transactions."

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the following selected historical consolidated financial information in conjunction with our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. We derived our selected historical consolidated financial information as of December 31, 1996, 1997, 1998, 1999 and 2000 and for the nine months ended December 31, 1996, and the years ended December 31, 1997, 1998, 1999 and 2000 from our audited consolidated financial statements. Effective March 29, 1996 we entered into an asset purchase agreement with Cherokee International, Inc., a wholly-owned subsidiary of Core Industries, and an asset transfer agreement with Bikor Corporation whereby we purchased assets and assumed liabilities for a total purchase price of $26,536,888. The acquisition was accounted for under the purchase method of accounting with the total purchase price allocated to net tangible assets. No goodwill was recorded as the fair market value of assets acquired and liabilities assumed approximated historical cost. We continued the businesses of Cherokee International, Inc. and Bikor Corporation subsequent to the acquisitions and incurred a significant increase in interest in 1996 and 1997 due to additional borrowings incurred as a result of the acquisitions. We derived our selected historical consolidated financial information as of March 31, 1996, and for the three months ended March 31, 1996 from our unaudited consolidated financial statements which have been prepared by us on a basis consistent with our audited financial statements and, in our opinion, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our results of operations for such periods and financial condition as of the dates presented.


                                               PREDECESSOR                           CHEROKEE INTERNATIONAL, LLC
                                               ------------------------------------------------------------------------------------
                                              3 MONTHS        9 MONTHS                        YEAR ENDED
                                                ENDED           ENDED         -----------------------------------------------------
                                               MAR. 31         DEC. 31         DEC. 31        DEC. 31       DEC. 31        DEC. 31
                                                1996           1996(a)         1997(a)        1998(a)       1999(a)        2000(a)
                                              ---------       ---------       ---------      ----------    ---------     ----------
                                                               (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
STATEMENT OF INCOME DATA

Net sales ................................... $  12,175       $  50,197       $  77,022       $  87,553     $121,458     $  143,175
Cost of sales ...............................     9,587          33,901          48,990          54,824       77,593         94,517
                                              ---------       ---------       ---------      ----------    ---------     ----------
Gross profit ................................     2,588          16,296          28,032          32,729       43,865         48,658
Operating expenses ..........................     1,927           7,085           9,520           8,794       10,599         20,526
Special bonus distribution ..................      --              --              --              --          5,330           --
                                              ---------       ---------       ---------      ----------    ---------     ----------
Operating income ............................       661           9,211          18,512          23,935       27,936         28,132
Interest expense ............................      (152)         (1,638)         (1,065)           (373)     (10,675)       (16,779)
Other income (expense) ......................       135              41             377             338         (709)           342
                                              ---------       ---------       ---------      ----------    ---------     ----------
Income before extraordinary item ............       644           7,614          17,824          23,900       16,552         11,695
Extraordinary gain on early extinguishment
  of debt ...................................      --              --               714           --           --             --
                                              ---------       ---------       ---------      ----------    ---------     ----------
Pretax income(b) ............................ $     644       $   7,614       $  18,538       $  23,900     $ 16,552     $   11,695
                                              =========       =========       =========      ==========    =========     ==========
Basic and diluted income per unit:
Income before extraordinary item ............      --         $     .25       $     .59     $      .80      $    .55     $      .35
Net income ..................................      --         $     .25       $     .62     $      .80      $    .55     $      .34
                                                              =========       =========      ==========    =========     ==========
Weighted Average Units Outstanding:
Basic .......................................      --            30,000          30,000          30,000       30,124         33,647
                                                              =========       =========      ==========    =========     ==========
Diluted .....................................      --            30,000          30,000          30,000       30,211         33,985
                                                              =========       =========      ==========    =========     ==========

BALANCE SHEET DATA (AT PERIOD END):
Working capital ............................. $   5,671       $  16,445       $  14,398       $  23,698     $ 22,757     $   10,337
Total assets ................................    27,611          28,756          30,654          40,846       54,876        137,020
Total debt ..................................     6,784          15,520           4,463           2,042      149,651        169,133
Shareholder's equity/members' equity
  (deficit)(c) ..............................    16,287           8,654          19,118          30,029     (107,676)       (69,061)

OTHER FINANCIAL DATA:
EBITDA(d) ................................... $   1,086       $  10,575       $  20,015       $  25,606     $ 35,656     $   32,959
EBITDA margin(e) ............................      8.9%           21.1%           26.0%           29.2%        29.4%           23.0%
Cash flow provided by (used in) operating
  activities ................................ $  (1,675)      $   9,839       $  20,078       $  20,066     $ 19,152     $    6,730
Cash flow used in investing activities ......       (78)        (17,199)         (1,355)         (1,898)        (532)       (56,365)
Cash flow provided by (used in) financing
  activities ................................       246           6,927         (18,416)        (16,256)     (13,436)        43,528
Depreciation and amortization................       425           1,364           1,503           1,671        2,390          4,827
Capital expenditures.........................        78           1,935           1,355           1,898          532          4,873

----------------------------------

(a) Includes financial results of Bikor Corporation, the assets of which we acquired on March 29, 1996. The financial results of Bikor Corporation are not included for periods prior to such acquisition.

(b) For the period ended March 31, 1996,the income of our predecessor was subject to tax on a consolidated basis with its parent which amounted to $232,000. For subsequent periods, pretax income primarily represents net income for a limited liability company that is not subject to income tax.

(c) For the three months ended March 31, 1996, the term "Shareholders' Equity" applies. For the nine months ended December 31, 1996, and the years ended December 31, 1997, 1998, 1999, and 2000 the term "Members' Equity (Deficit)" applies.

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

OVERVIEW

    We are a leading designer and manufacturer of a broad range of switch mode power supplies for OEMs primarily in the high growth telecommunications, networking and high-end workstation industries. We produce our products and related components in six sophisticated manufacturing facilities including plants located in Tustin, California, Irvine, California, Wavre, Belgium, Guadalajara, Mexico and two in Bombay, India.

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

         On June 15, 2000, the Company acquired ITS for approximately $55 million, including assumption of debt. The acquisition was accounted for using the purchase method of accounting, and the fair market value of ITS's assets and liabilities were included in the Company's balance sheet as of the acquisition date. For the year ended December 31, 2000, the Company's statements of income are consolidated to include ITS's operations from June 16, 2000 to December 31, 2000.

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

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES

    Net sales increased by approximately 17.9% or $21.7 million to $143.2 million for the year ended December 31, 2000 from $121.5 million for the year ended December 31, 1999.

         The inclusion of ITS's operations from June 16, 2000 to December 31, 2000 contributed approximately $31.5 million of sales for the current year. This was partially offset by lower sales for the North American operations primarily due to decreased demand from certain major customers in 2000 compared with particularly strong demand from those same customers in the prior year. A decline in sales to IBM, one of the Company's largest customers, accounted for substantially all of the North American sales decrease from 1999.

GROSS PROFIT

     Gross Profit increased by approximately 10.9% or $4.8 million to $48.7 million for the year ended December 31, 2000 from $43.9 million for the year ended December 31, 1999. Gross margin for 2000 decreased to 34.0% from 36.1% in the prior year.

    The increase in gross profit was primarily due to inclusion of ITS in the current year, partially offset by lower gross profit from the North American operations due to decreased sales as discussed above. The decrease in gross margin compared to 1999 was primarily due to the inclusion in 2000 of the ITS operations, which had lower gross margins than the North American operations.

OPERATING EXPENSES

    Operating expenses for the year ended December 31, 1999 of $15.9 million included a $5.3 million special bonus distribution. This bonus payment was in addition to our discretionary annual management bonus plan and was funded by capital contributions made by our then existing members. No such special bonus distribution was made for the year ended December 31, 2000.

    Operating expenses increased by approximately 93.7% or $9.9 million to $20.5 million for the year ended December 31, 2000 from $10.6 million, excluding the special bonus distribution, for the year ended December 31, 1999. As a percentage of sales, operating expenses, before the special bonus distribution, increased to 14.3% from 8.7% in the prior year.

         The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion of ITS's operations from June 16, 2000 to December 31, 2000, and amortization of goodwill and other related intangibles related to the ITS acquisition. The increase in operating expenses as expressed as a percentage of net sales was also attributable to having the resources in place at the North American operations to support sales levels commensurate with those achieved in 1999.

OPERATING INCOME

   Operating income decreased by approximately 15.4% or $5.1 million to $28.1 million for the year ended December 31, 2000 from $33.3 million, excluding the special bonus distribution, for the year ended December 31, 1999. Operating margin for the year ended December 31, 2000, declined to 19.6% from 27.4% in the prior year.

    The decrease in operating income was primarily due to the same factors contributing to our decrease in gross profit and increase in operating expenses as discussed above.

INTEREST EXPENSE

    Interest expense for the year ended December 31, 2000 was $16.8 million compared to $10.7 million for the year ended December 31, 1999. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a $50 million term loan, all of which occurred in April 1999 in connection with the Transactions, and $8.0 million of new term debt in connection with the ITS acquisition in June 2000.

NET INCOME

    Net income for the year ended December 31, 2000 was $11.7 million. Net income decreased by approximately 46.7% or $10.2 million from $21.9 million, excluding the effect of the special bonus distribution, for the year ended December 31, 1999. Net income margin for 2000 was 8.1% compared to 18.0% for 1999.

    The decrease in net income and net income margin was primarily due to the factors discussed above.

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES

    Net sales increased approximately 38.7% or $33.9 million to $121.5 million for the year ended December 31, 1999 from $87.6 million for the year ended December 31, 1998.

    This increase in net sales was primarily attributable to growth in business with existing customers, along with a broadening of our customer base resulting in additional sales from new projects with certain new customers.

GROSS PROFIT

    Gross profit increased by approximately 34.0% or $11.1 million to $43.9 million for the year ended December 31, 1999 from $32.7 million for the year ended December 31, 1998. Gross margin for 1999 decreased to 36.1% from 37.4% in 1998.

    The increase in gross profit was primarily attributable to the increase in sales.

     The decrease in gross margin compared to the prior year was primarily due to increased pricing pressure from certain key existing customers and a change in product mix. This decrease was partially offset by improved operating leverage due to higher sales volume and improved operating efficiencies due to increased automation.

OPERATING EXPENSES

    Operating expenses, excluding the $5.3 special bonus distribution in 1999, increased by approximately 20.5% or $1.8 million to $10.6 million for the year ended December 31, 1999 from $8.8 million for the year ended December 31, 1998. Operating expenses as a percentage of net sales, before the special bonus distribution, declined to 8.7% in 1999 from 10.0% in 1998.

    The increase in operating expenses was primarily attributable to the increased costs to support the higher sales volume. The decline in operating expenses as a percentage of net sales was primarily attributable to increased operating leverage as a result of the higher sales volume.

OPERATING INCOME

    Operating income for the year ended December 31, 1999 of $27.9 million includes the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, operating income increased by approximately 39.0% or $9.3 million to $33.3 million for the year ended December 31, 1999 from $23.9 million for the year ended December 31, 1998. Operating margin for 1999, before the special bonus distribution, improved slightly to 27.4% from 27.3% in 1998.

    The increase in operating income was attributable to the same factors contributing to the increase in gross profit as discussed above and improved operating leverage due to increased sales volume.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 was $10.7 million compared to $0.4 million for the year ended December 31, 1998. This substantial increase was primarily due to the issuance of $100 million of 10 1/2% senior subordinated notes and a new $50 million term loan, all of which occurred in April 1999 in connection with the Transactions.

NET INCOME

    Net income for the year ended December 31, 1999 was $16.6 million, which includes the effect of the $5.3 million special bonus distribution. Excluding the effect of the special bonus distribution, net income decreased by approximately 8.4% or $2.0 million to $21.9 million for the year ended December 31, 1999 from $23.9 million for the year ended December 31 1998. Net income margin for 1999, before the special bonus distribution, was 18.0% compared to 27.3% for 1998.

    The decrease in net income and net income margin was primarily due to the substantially higher interest expense discussed above, partially offset by the increased operating income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FISCAL 2000 COMPARED TO FISCAL 1999

    Net cash provided by operating activities was $6.7 million for the year ended December 31, 2000 compared to $19.2 million for the year ended December 31, 1999. Cash provided by operating activities for 2000 reflects increased depreciation and amortization, partially offset by increases in accounts receivable of $7.0 million and inventories of $4.7 million. Cash provided by operating activities for 1999 reflects increased depreciation and amortization as well as increased accrued interest payable of $2.4 million, partially offset by increased inventories of $3.4 million.

    Net cash used in investing activities was $56.4 million for the year ended December 31, 2000 compared to $0.5 million for the year ended December 31, 1999. The amount for 2000 reflects $4.9 million of additions to property and equipment and $51.5 million invested in the ITS acquisition, net of cash acquired.

    Net cash provided by financing activities was $43.5 million for the year ended December 31, 2000 compared to $13.4 million used for the year ended December 31, 1999. The amount for 2000 reflects $34.8 million of cash proceeds from the sale and issuance of new members' equity units and $8.0 million of borrowings under a new term loan, both done primarily in connection with the ITS acquisition. A net increase in revolving credit borrowings of $14.4 million was offset by payments on long-term debt of $5.2 million and equity distributions of $7.2 million. The amount for 1999 includes the favorable cash flow effect of a $5.3 million capital contribution made by the existing members to fund the special bonus distribution discussed above. This was partially offset by payment in 1999 of $5.4 million of deferred financing costs.

FISCAL 1999 COMPARED TO FISCAL 1998

    Net cash provided by operating activities was $19.2 million for the year ended December 31, 1999 compared to $20.1 million for the year ended December 31, 1998. The amount for 1999 includes the negative cash flow effect of a $5.3 million special bonus distribution which was funded by a capital contribution made by the existing members. Excluding the effect of the special bonus distribution, cash provided by operating activities was $24.5 million for fiscal 1999, which increased 21.9% or $4.4 million from fiscal 1998. Cash provided by operating activities for 1999 reflects increased depreciation and amortization, including amortization of deferred financing costs, and increased accrued interest payable of $2.4 million partially offset by increased inventories of $3.4 million. Cash provided by operating activities for 1998 reflects a $2.5 million increase in accounts payable, offset by increases of $5.2 million in accounts receivable and $2.1 million in inventories.

LIQUIDITY

    Historically, we have financed our operations with cash from operations supplemented by borrowings from our credit facilities. As a result of the Transactions in 1999, our liquidity needs primarily arise from debt service on our indebtedness, working capital requirements, capital expenditures and distributions to our members so that they may satisfy their obligations to pay taxes on our income. Our liquidity in 2000 was also affected by the acquisition of ITS. As of December 31, 2000, our borrowings consisted of $100 million of senior subordinated notes and $66.3 million of borrowings under our various credit facilities, including $48.2 million under the term loan facilities and $11.8 million drawn under the $25 million revolving credit facility. We are not subject to any amortization requirements under the notes prior to maturity but we are required to make scheduled repayments under the term loan facilities.

    We believe that cash flow from operations and available borrowing capacity will be adequate to meet our anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

    Our historical capital expenditures have substantially resulted from investments in equipment to increase our manufacturing capacity and improve manufacturing efficiencies. Our cash capital expenditures were $4.9 million, $0.5 million and $1.9 million for fiscal 2000, 1999 and 1998, respectively. Capital expenditures under capital leases were $0.0 in 2000, $3.2 million in 1999 and $0.8 million in 1998. For fiscal 2001, we expect capital expenditures to be approximately $3.4 million. We expect capital expenditures for fiscal 2001 to relate principally to continuing investments in equipment to expand manufacturing capacity as well as automation and test equipment to lower production costs.

    We are organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. Under this treatment, we are not subject to United States federal income taxation; however, our foreign subsidiaries are subject to income tax. Each of our members, however, is subject to tax on its allocable share of our income. In general, we make distributions to our members in an amount sufficient to pay their United States federal and state income taxes resulting from their allocable share of our income. During 2000, 1999 and 1998, we made distributions to our members of approximately $7.6 million, $160.8 million and $13.0 million, respectively. The 1999 distribution included the $150 million distribution made in connection with the Transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from changes in short-term interest rates. We do not have significant foreign exchange or other market risk. We did not have any derivative financial instruments at December 31, 2000.

         Our exposure to market risk for changes in interest rates relates primarily to our credit facility. In accordance with the credit facility, we enter into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

We had approximately $66 million in variable rate debt outstanding at December 31, 2000. Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.6 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

         See the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  MANAGEMENT

EXECUTIVE OFFICERS AND MANAGEMENT COMMITTEE MEMBERS

    Pursuant to our Second Amended and Restated Operating Agreement, as amended, we are managed by an seven-member Management Committee.

    Set forth below is certain information concerning our executive officers and members of our Management Committee.


NAME                                              AGE                 POSITION(S) WITH CHEROKEE
---------------------------------------------  ---------  --------------------------------------------------
Pat Patel....................................      56     Chairman, Chief Executive Officer and member of
                                                          Management Committee

Bud Patel....................................      65     Executive Vice President and member of Management
                                                          Committee

Dennis Pouliot...............................      53     Vice President of Marketing

Howard Ribaudo...............................      42     Vice President of Sales

Van Holland..................................      47     Chief Financial Officer

Ken King.....................................      72     Member of Management Committee

Ian Schapiro.................................      43     Vice President and member of Management Committee

Stephen Kaplan...............................      42     Member of Management Committee

Tony Bloom...................................      62     Member of Management Committee

Chris Brothers...............................      35     Member of Management Committee


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

    KEN KING served as Executive Vice President of Cherokee and its predecessor from September 1982 until April 2000. Mr. King joined us after serving as the President of Delphi Communications Corp. from September 1972 until September 1982.

    IAN SCHAPIRO became our Vice President and a member of our Management Committee in April 1999. Mr. Schapiro became a founding principal of GFI Energy Ventures in June 1995. From November 1985 to June 1995 he was a partner of Venture Associates and of Arthur Andersen & Co. following that firm's acquisition of Venture Associates. From 1984 to 1985, Mr. Schapiro was Chief Financial Officer of a technology company, and before that, a commercial banker with The Bank of California whose portfolio was concentrated in the energy sector. Mr. Schapiro is a widely quoted author of numerous articles regarding the financial management of energy utilities. He is a member of the board of directors of Xantrex Technology, Inc. and Smart Systems International. Mr. Schapiro also serves as Vice President and Secretary of, and is a director of, Cherokee Finance.

    STEPHEN KAPLAN became a member of our Management Committee in April 1999. Mr. Kaplan is a principal of Oaktree. Prior to joining Oaktree in June 1995, Mr. Kaplan was a Managing Director of Trust Company of the

West, or TCW. Prior to joining TCW in 1993, Mr. Kaplan was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan serves on the boards of directors of Acorn Products, Inc., KinderCare Learning Centers, Inc., Collagenex Pharmaceuticals, Inc., BioPure Corporation, Forest Oil Corporation and various other private companies.

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

    CHRIS BROTHERS became a member of our Management Committee in April 1999. Mr. Brothers is a Managing Director of Oaktree. Prior to joining Oaktree in 1996, Mr. Brothers worked at the New York headquarters of Salomon Brothers Inc., where he served as a Vice President in the Mergers and Acquisitions group. Prior to 1992, Mr. Brothers was a Manager in the Valuation Services group of Price Waterhouse. Mr. Brothers serves on the boards of directors of National Mobile Television, Inc., Caminus Corporation, Power Measurement, Ltd. and Xantrex Technology, Inc.

    Our Second Amended and Restated Operating Agreement, as amended, provides that Cherokee Investors has the right to designate four members of our Management Committee. OCM/GFI Cherokee Investments II, Inc. has the right to designate one member of our Management Committee and our other members have the right to designate three members of our Management Committee.

    The individuals serving as members of our Management Committee serve indefinite terms, and may be removed only by the members that appointed that individual to the Management Committee.

NON-COMPETITION AGREEMENTS

    In connection with the Transactions, each of Messrs. Pat Patel, Bud Patel, Amrit Patel and Mukesh Patel, all of whom are not directly related to each other, entered into Non-Competition and Confidentiality Agreements. The Non-Competition Agreements are effective for the longer of five years or the period during which the executive directly or indirectly holds any equity interest in Cherokee.

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

ITEM 11.  COMPENSATION OF NAMED EXECUTIVE OFFICERS

    The summary compensation table below sets forth information concerning compensation paid in the fiscal year ended December 31, 1998, 1999 and 2000 to our Chief Executive Officer and our four other most highly compensated executive officers, referred to in this prospectus as our named executive officers.

SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION
                                         ---------------------------------------
                                                                   OTHER ANNUAL       SECURITIES        ALL OTHER
                                          SALARY       BONUS(1)   COMPENSATION(2)     UNDERLYING     COMPENSATION(3)
NAME AND PRINCIPAL POSITION        YEAR     ($)           ($)         ($)              OPTIONS (#)         ($)
---------------------------------  ----  ----------     ---------   ------------      ------------    --------------

Pat Patel .......................  2000    316,196       250,000          --             150,000            5,250
  Chairman and Chief Executive     1999    319,732       175,000          --             150,000            5,000
  Officer                          1998    276,216       281,000          --                 --             5,000


Bud Patel  ....................... 2000    216,256       125,000          --              75,000            5,250
  Executive Vice President         1999    202,384       110,000          --              75,000            5,000
                                   1998    186,829       165,803          --                 --             5,000


Dennis Pouliot ..................  2000    150,020        60,000          --              40,000            4,500
  Vice President of Marketing      1999    150,020        50,000          --              75,000        1,004,500(4)
                                   1998    150,020       110,000          --                 --             4,500


Howard Ribaudo ..................  2000    124,098        50,000          --              30,000            3,723
  Vice President of Sales          1999    124,770        30,000          --              37,500            3,552
                                   1998    109,999        66,000          --                 --             3,300


Van Holland                        2000    158,769        65,000          --              50,000            3,600
  Chief Financial Officer          1999     64,615        25,000          --              75,000              --
                                   1998        --            --           --                 --               --


------------------------

(1) Bonus payments reported for 1998 include payments made in early 1998 relating to bonuses earned in 1997 of $125,000 for Pat Patel, $72,376 for Bud Patel, $50,000 for Dennis Pouliot and $30,000 for Howard Ribaudo.

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

(4) $1,000,000 represents a special bonus paid by the Company's members in connection with the Transactions in 1999.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth summary information regarding the option grants made to our chief executive officer and each of our four other most highly paid executive officers during 2000. Options granted to purchase our Class B units under our 1999 Unit Option Plan generally vest over four equal annual installments. The exercise price per unit for each option granted is no less than the per unit fair market value of our Class B Units on the date of grant as determined by our Management Committee.

     The percentage of total options was calculated based on options to purchase an aggregate of 1,340,000 of our Class B Units granted under our 1999 Unit Option Plan in 2000. The potential realizable value was compounded annually from the date the options were granted to their expiration date based on the fair market value of the Class B Units on the date of grant. These assumed rates of appreciation comply with the rules of the Securities Exchange Commission and do not represent our estimate of future unit prices. Actual gains, if any, on unit option exercises will be dependent on the future performance of our units.




                                                                                                           POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED ANNUAL
                                                          INDIVIDUAL GRANTS                                 RATES OF UNIT PRICE
                                                          -----------------                                  APPRECIATION FOR
                                         NUMBER OF           % OF TOTAL                                         OPTION TERM
                                         SECURITIES        OPTIONS GRANTED
                                         UNDERLYING        TO EMPLOYEES IN     EXERCISE       EXPIRATION
NAME                           YEAR   OPTIONS GRANTED (#)   FISCAL YEAR (%)   PRICE ($/SH)      DATE        5% ($)       10%($)
----                           ----    -------------------  ---------------   ------------      ----        -------     ---------
Pat Patel...............       2000         150,000              11.19           5.71        Sept 13, 2010  $184,581    $397,502
  Chairman and Chief Executive
  Officer
Bud Patel...............       2000          75,000               5.60           5.71        Sept 13, 2010    92,291     198,751
  Executive Vice President
Dennis Pouliot..........       2000          40,000               2.99           5.71        Sept 13, 2010    49,222     106,000
  Vice President of Marketing
Howard Ribaudo..........       2000          30,000               2.24           5.71        Sept 13, 2010    36,916      79,500
  Vice President of Sales
Van Holland.............       2000          50,000               3.73           5.71        Sept 13, 2010    61,527     132,501
  Chief Financial Officer


There were no option exercises in the last fiscal year

                 AGGREGATED OPTION EXERCISES AND FISCAL YEAR END
                       OPTION VALUES AT DECEMBER 31, 2000


                                                                NUMBER OF SECURITIES
                              NUMBER OF                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                               SHARES                               OPTIONS AT              IN-THE-MONEY OPTIONS AT
                              ACQUIRED ON       VALUE            DECEMBER 31, 2000             DECEMBER 31, 2000
NAME                           EXERCISE        REALIZED      (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABLE) (a)
Pat Patel                         -               -                37,500/262,500                 $64,125/192,375
Bud Patel                         -               -                18,750/131,250                  32,062/ 96,187
Dennis Pouliot                    -               -                18,750/ 96,250                  32,062/ 96,187
Howard Ribaudo                    -               -                 9,375/ 58,125                  16,031/ 48,093
Van Holland                       -               -                18,750/106,250                  32,062/ 96,187

(a) The units are not publicly traded and the value of the options represents management's best judgment of value at December 31, 2000.

COMPENSATION OF DIRECTORS

    The individuals serving on the Management Committee who are not employees of Cherokee will receive no compensation so long as they are affiliated with, or have a financial interest in, Cherokee. All of our Management Committee members currently have these affiliations. The Management Committee has sole discretion to determine to what extent, if any, to compensate any individuals serving on the Management Committee.

    No director of Cherokee Finance receives any compensation with respect to his or her position as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    After we completed the Transactions, our Management Committee formed a compensation committee comprised of Pat Patel, Ian Schapiro and Chris Brothers. No member of the compensation committee will participate in the determination of his or her own compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of our outstanding membership units as of March 15, 2001 by:

    - each person who is known by us to own beneficially more than 5% of our outstanding Class A Units;

    - each of our Management Committee members and named executive officers; and

    - all of our Management Committee members and named executive officers as a group.


                                                                             MEMBERSHIP UNITS BENEFICIALLY OWNED(1)
                                                                        -------------------------------------------------
                                                                               CLASS A                  CLASS B
                                                                               (VOTING)               (NON-VOTING)
                                                                        ----------------------  -------------------------
NAME                                                                     NUMBER      PERCENT       NUMBER       PERCENT
----------------------------------------------------------------------  ---------  -----------  ------------  -----------
Cherokee Investor Partners, LLC(2)(3).................................    203,306        58.48%   20,704,162      57.46%

Bikor Corporation(4)..................................................     33,884         9.75%    3,450,694       9.58%

OCM/GFI Cherokee Investors II (2)(3)..................................      8,828         2.54%    1,092,448       3.03%

Manju Patel(4)(5).....................................................    101,653        29.24%    2,547,095       7.07%

Ganpat Patel(4)(6)....................................................    101,653        29.24%    2,547,095       7.07%

Bud Patel(4)(7).......................................................     33,884         9.75%    3,469,444       9.63%

Dennis Pouliot(4).....................................................         --          --         68,750       0.19%

Howard Ribaudo(4).....................................................         --          --         96,514       0.27%

Van Holland (4).......................................................         --          --        117,623       0.33%

Ian Schapiro(3)(8)....................................................    212,134        61.02%   21,796,610      60.49%

Stephen Kaplan(9)(10).................................................    212,134        61.02%   21,796,610      60.49%

Tony Bloom (3)(11)....................................................    212,134        61.02%   21,796,610      60.49%

Chris Brothers(9)(10).................................................    212,134        61.02%   21,796,610      60.49%

Ken King(4)...........................................................         --         0.00%       12,500       0.03%

All Management Committee members and named executive officers as a
  group (10 persons)..................................................    347,671       100.00%   28,089,786      77.95%

------------------------

*   Less than 1.0%

(1) The Class A Units and Class B Units are identical except that Class A Units have voting rights and Class B Units have no voting rights.

(2) The owners of Cherokee Investors Partners, LLC and OCM/GFI Cherokee Investors II include an affiliate of GFI, an affiliate of Oaktree, Rothschild and an affiliate of the initial purchaser of the outstanding notes. By virtue of their ownership of equity of Cherokee Investors, these entities may be deemed to share beneficial ownership of the membership units owned by Cherokee Investors. GFI, Oaktree, Rothschild and the initial purchaser, and their affiliates, if appropriate, expressly disclaim beneficial ownership of such units.

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

(7) Bud Patel may be deemed to share beneficial ownership of the 33,884 Class A Units and 3,450,694 Class B Units owned by Bikor, by virtue of his ownership of Bikor's common stock. Bud Patel expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his ownership of Bikor's common stock.

(8) Ian Schapiro may be deemed to share beneficial ownership of the 212,134 Class A Units and 21,796,610 Class B Units owned by Cherokee Investors and OCM/GFI Cherokee Investors II by virtue of his status as a principal of GFI, which, through an affiliate holds an equity interest in Cherokee Investors. Mr. Schapiro expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of GFI.

(9) c/o Oaktree Capital Management, LLC, 333 South Grand Avenue, Los Angeles, California 90071.

(10)Stephen Kaplan may be deemed to share beneficial ownership of the 212,134 Class A Units and 21,796,610 Class B Units owned by Cherokee Investors and OCM/GFI Cherokee Investors II by virtue of his status as a principal of Oaktree, which, through an affiliate holds an equity interest in Cherokee Investors. Mr. Kaplan expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of Oaktree.

(11)Tony Bloom may be deemed to share beneficial ownership of the 212,134 Class A Units and 21,796,610 Class B Units owned by Cherokee Investors and OCM/GFI Cherokee Investors II by virtue of his status as a principal of Rothschild, which holds an equity interest in Cherokee Investors. Mr. Bloom expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of Rothschild.

    Our current credit facility is secured by a non-recourse pledge of 100% of our outstanding membership units (other than those issued to certain of our employees upon exercise of options or other rights to purchase in the aggregate up to ten percent (10%) of our outstanding membership units).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We lease our facility located at 2841 Dow Avenue in Tustin, California from Patel/King Investment, or PKI. The Principals of PKI are Pat Patel and Ken King, our Chairman and CEO and our Management Committee
Member,respectively. Pursuant to the lease, we paid PKI $862,280 in 1998, $927,378 in 1999, and $975,382 in 2000.

     Our lease with PKI will run through April 30,2009, with an extension for an additional 60 months at our option. Pursuant to the lease, we will pay rent of approximately $79,840 per month to PKI, subject to certain periodic adjustments.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  Documents filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules - The consolidated financial statements and consolidiated financial statement schedules of Cherokee International, LLC and subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are included in Part II, Item 8.

     (3) Exhibits:

       2.1** Stock Purchase Agreement, dated as of May 24, 2000, between Cherokee International, LLC, and Panta Electronics, B.V.

       3.1* Second Amended and Restated Operating Agreement of Cherokee International,LLC, dated as of April 30, 1999.

       3.2* Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

       3.3* Amendment No. 2 to the Second Amended Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

       3.4*** Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

       3.5*** Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

       3.6*       Certificate of Incorporation of Cherokee International,
                  Finance, Inc.

       3.7*       Bylaws of Cherokee International Finance, Inc.

       4.1* Indenture, dated as of April 30,1999, among the Issuers and Firstar Bank of Minnesota, N.A., as trustee, relating to the notes.

       4.2* Form of 10 1/2% Series A Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

       4.3* Form of 10 1/2% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

       4.4* Registration Rights Agreement, dated as of April 30, 1999, among the Issuers and Credit Suisse First Boston Corporation.

      10.1* Credit Agreement, dated as of April 30, 1999, among Cherokee International, LLC, as borrower, Heller Financial, Inc., as agent and lender, and Bank Austria Creditanstalt Corporate Finance, Inc., Fleet Capital Corporation, Finova Capital Corporation, Key Corporate Capital Inc. and U.S.
                  Bank, as lenders.

      10.2* Security Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Heller Financial, Inc., as agent.

      10.3* Security Agreement, dated as of April 30, 1999, between Cherokee International Finance, Inc. and Heller Financial, Inc., as agent.

      10.4*       Cherokee International, LLC 1999 Unit Option Plan.

      10.5*       Form of Unit Option Agreement.

      10.6*       Cherokee International, LLC 1999 Unit Purchase Plan.

      10.7* Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Mukesh Patel.

      10.8* Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Bud Patel.

      10.9* Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Pat Patel.

      10.10* Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Amrit Patel.

      10.11*** Consent, Waiver and First Amendment to Credit Agreement, dated as of June 15, 2000, by and between Cherokee International, LLC, Heller Financial, Inc., and the Lenders signatory thereto.

      10.12 Subscription Agreement, dated as of June 14, 2000, by and among Cherokee International, LLC and Cherokee Investor Partners, LLC.

      10.13 Schedule of additional Subscription Agreements, each dated as of June 14, 2000, by and among Cherokee International, LLC and certain of its Members.

       12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

       21.1       List of Subsidiaries

       23.1       Independent Auditors' Consent

       24.1 Powers of Attorney for each registrant. (Included in Signature Page)


---------------------------
* Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 13, 1999 (File No. 333-82713).

** Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K, dated June 30, 2000.

*** Incorporated by reference to designated exhibit to the Company's
    Quarterly Report on Form 10-Q, dated July 2, 2000.

FORWARD-LOOKING STATEMENTS

         Statements in this report containing the words "believes," "anticipates," "expects," and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others,
(1) restrictions imposed by the Company's substantial leverage and restrictive convenants in its debt agreements, (2) reductions in sales to any of the Company's significant customers or in customer capacity generally,
(3) changes in the Company's sales mix to lower margin products,
(4) increased competition, (5) disruptions of the Company's established supply channels, and (6) the additional risk factors identified under the heading "Risk Factors" in the Section "Business", and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHEROKEE INTERNATIONAL, LLC

March 30, 2001                           By: /s/ GANPAT I. PATEL
                                            -----------------------------------
                                                      Ganpat I. Patel
                                            Chairman and Chief Executive Officer

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


                   Name                                    Title                                  Date
                  ------                                  -------                                ------
    /s/ GANPAT I. PATEL
   -------------------------------           Chairman, Chief Executive Officer and           March 30, 2001
         Ganpat I. Patel                       member of Management Committee
                                               (Principal Executive Officer)
   /s/ R. VAN NESS HOLLAND, JR.
   -------------------------------           Chief Financial Officer (Principal              March 30, 2001
      R. Van Ness Holland, Jr.                 Financial and Accounting Officer)



   /s/ KENNETH KING
   -------------------------------           Member of Management Committee                  March 30, 2001
            Kenneth King

   /s/ BAHECHAR S. PATEL
   -------------------------------           Executive Vice President and member             March 30, 2001
          Bahechar S. Patel                    of Management Committee

   /s/ IAN A. SCHAPIRO
   -------------------------------           Member of Management Committee                  March 30, 2001
           Ian A. Schapiro

   /s/ STEPHEN KAPLAN
   -------------------------------           Member of Management Committee                  March 30, 2001
           Stephen Kaplan

   /s/ TONY BLOOM
   -------------------------------           Member of Management Committee                  March 30, 2001
             Tony Bloom

   /s/ CHRISTOPHER BROTHERS
   -------------------------------           Member of Management Committee                  March 30, 2001
        Christopher Brothers

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                             PAGE
Independent Auditors' Report..............................................................................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................................   F-3
Consolidated Statements of Income for each of the three years in the period ended December 31, 2000.......................   F-4
Consolidated Statements of Members' Equity (Deficit) for each of the three years in the period ended December 31, 2000....   F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000...................   F-6
Notes to Consolidated Financial Statements................................................................................   F-7
Independent Auditors' Report on Schedule..................................................................................  F-15
Schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2000...........  F-16

                          INDEPENDENT AUDITORS' REPORT


To the Members of
  Cherokee International, LLC

         We have audited the accompanying consolidated balance sheets of Cherokee International, LLC and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of income, members' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cherokee International, LLC and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Costa Mesa, California
March 23, 2001

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             DECEMBER 31,
                                                                                        2000             1999
                                                                                        ----             ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents................................................            $  1,752,826      $ 7,968,576
Accounts receivable, net of allowance for doubtful accounts of $259,886
  and $175,000 in 2000 and 1999, respectively............................              32,819,473       14,108,596
Inventories, net ........................................................              36,275,745       18,911,652
Prepaid expenses and other current assets................................                 628,512           50,475
                                                                                     ------------      -----------
  Total current assets...................................................              71,476,556       41,039,299
PROPERTY AND EQUIPMENT, net..............................................              17,062,279        8,761,516
DEPOSITS.................................................................                 306,046          274,697
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,510,504
  and $555,919 in 2000 and 1999, respectively ...........................               4,219,184        4,800,504
GOODWILL AND OTHER RELATED INTANGIBLES, net of accumulated
  amortization of $1,648,000 in 2000.....................................              43,956,000              -
                                                                                     ------------      -----------
                                                                                     $137,020,065      $54,876,016
                                                                                     ============      ===========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.........................................................            $ 19,616,135       $5,468,043
Accrued liabilities......................................................               4,818,026        1,085,686
Accrued compensation and benefits........................................               7,688,487        2,211,193
Accrued interest payable.................................................               2,707,091        2,406,054
Accrued distribution payable.............................................               2,118,000        1,730,000
Current portion of long-term debt........................................              23,418,841        4,545,004
Current portion of capital lease obligations.............................                 773,446          835,947
                                                                                     ------------      -----------
  Total current liabilities..............................................              61,140,026       18,281,927
LONG-TERM DEBT, net of current portion...................................             142,900,265      141,458,228
CAPITAL LEASE OBLIGATIONS, net of current portion........................               2,040,813        2,811,367
COMMITMENTS (Note 5)
MEMBERS' EQUITY (DEFICIT):
Class A units; 347,671 and 300,000 units issued and
  outstanding in 2000 and 1999, respectively.............................                 354,371           14,000
Class B units; 36,035,065 and 30,002,000 units issued and
  outstanding in 2000 and 1999, respectively ............................              37,037,827        2,594,000
Paid-in capital..........................................................               5,330,000        5,330,000
Retained earnings (deficit)..............................................            (111,570,983)    (115,613,506)
Accumulated other comprehensive loss.....................................                (212,254)             -
                                                                                   --------------      -----------
  Total members' deficit.................................................             (69,061,039)    (107,675,506)
                                                                                   --------------      -----------
                                                                                   $  137,020,065      $54,876,016
                                                                                   ==============      ===========


                See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                YEARS ENDED DECEMBER 31,
                                                        2000             1999             1998
                                                   -------------    -------------    -------------
NET SALES . . . . ................................ $143,174,588     $ 121,457,537    $  87,553,056
COST OF SALES.....................................   94,517,124        77,592,619       54,824,150
                                                   -------------    -------------    -------------
GROSS PROFIT......................................   48,657,464        43,864,918       32,728,906
OPERATING EXPENSES:
Engineering and development.......................    6,081,351         4,118,124        3,798,767
Selling and marketing.............................    4,379,312         2,609,261        1,916,442
General and administrative........................    8,416,986         3,871,526        3,079,007
Amortization of goodwill and other related
 intangibles......................................    1,648,000               -                -
Special bonus distribution........................           -          5,330,000              -
                                                   -------------    -------------    -------------
  Total operating expenses........................   20,525,649        15,928,911        8,794,216
                                                   -------------    -------------    -------------
OPERATING INCOME..................................   28,131,815        27,936,007       23,934,690
OTHER INCOME (EXPENSE):
Interest expense..................................  (16,779,018)      (10,675,340)        (372,870)
Other income (expense)............................      341,726          (708,702)          338,433
                                                   -------------    -------------    -------------
  Total other income (expense)....................  (16,437,292)      (11,384,042)         (34,437)
                                                   -------------    -------------    -------------

Income before income taxes........................   11,694,523        16,551,965       23,900,253
  Provision for income taxes......................       32,000               -                -
                                                   ------------     -------------    -------------

NET INCOME........................................ $ 11,662,523       $16,551,965    $  23,900,253
                                                   =============    =============    =============
NET INCOME PER UNIT:
   BASIC.......................................... $        .35       $       .55    $         .80
                                                   =============    =============    =============
   DILUTED........................................ $        .34       $       .55    $         .80
                                                   =============    =============    =============
WEIGHTED AVERAGE UNITS OUTSTANDING
   BASIC..........................................   33,646,953        30,124,286       30,000,000
                                                   =============    =============    =============
   DILUTED........................................   33,985,106        30,210,779       30,000,000
                                                   =============    =============    =============


                See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)


                                                                                                        ACCUMULATED
                                   CLASS A              CLASS B                            RETAINED       OTHER
                             ------------------- -----------------------    PAID-IN        EARNINGS    COMPREHENSIVE
                              UNITS    AMOUNT      UNITS      AMOUNT        CAPITAL        (DEFICIT)        LOSS          TOTAL
                             ------- ----------- ---------- ------------   -----------  -------------   ------------ -------------
BALANCE, December 31, 1997   300,000 $    14,000 29,700,000  $ 1,386,000   $      --     $  17,718,276  $    --      $  19,118,276

Equity distribution                                                                        (12,990,000)                (12,990,000)
Net income                                                                                  23,900,253                  23,900,253
                             ------- ----------- ---------- ------------   -----------   -------------  ----------   -------------

BALANCE, December 31,1998    300,000      14,000 29,700,000     1,386,000         --        28,628,529       --         30,028,529

Units issued under Unit
  Purchase Plan                                     302,000     1,208,000                                                1,208,000
Equity distribution                                                                       (160,794,000)               (160,794,000)
Capital contribution to fund
  special bonus distribution                                                 5,330,000                                   5,330,000
Net income                                                                                  16,551,965                  16,551,965
                             ------- ----------- ---------- ------------   -----------   -------------  ----------   -------------

BALANCE, December 31, 1999   300,000      14,000 30,002,000     2,594,000    5,330,000   (115,613,506)       --       (107,675,506)


Units issued in connection
 with ITS acquisition         47,671     340,371  5,948,264    33,959,627                                               34,299,998


Units issued under Unit
  Purchase Plan                                      84,801       484,200                                                  484,200

Equity distribution                                                                       (7,620,000)                   (7,620,000)

Net income                                                                                11,662,523                    11,662,523

Foreign currency translation                                                                              (212,254)       (212,254)
                                                                                                                     -------------
Total comprehensive
  income                                                                                                                11,450,269
                             ------- ----------- ---------- ------------   -----------   -------------  ----------   -------------

BALANCE, December 31, 2000   347,671 $   354,371 36,035,065 $  37,037,827  $ 5,330,000   $(111,570,983) $ (212,254)  $ (69,061,039)
                             ======= =========== ========== =============  ===========   =============  ==========   =============


                See notes to consolidated financial statements.

                  CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                     2000               1999              1998
                                                                                     ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .....................................................................   $  11,662,523    $  16,551,965    $  23,900,253
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................       4,827,164        2,389,877        1,670,586
  Amortization of deferred financing costs .....................................         954,585          555,919             --
   Net change in operating assets and liabilities, net of effects of acquisition:
  Accounts receivable, net .....................................................      (6,986,877)         753,220       (5,195,309)
  Inventories, net .............................................................      (4,692,093)      (3,444,469)      (2,095,821)
  Prepaid expenses and other current assets ....................................        (293,037)          17,101          132,457
  Deposits .....................................................................         (31,349)         (67,171)         (49,600)
  Accounts payable .............................................................         547,092         (427,973)       2,467,426
  Accrued liabilities ..........................................................         306,340          260,573         (399,632)
  Accrued compensation and benefits ............................................         134,294          156,457         (364,518)
  Accrued interest payable .....................................................         301,037        2,406,054
                                                                                   -------------     -------------    -------------
  Net cash provided by operating activities ....................................       6,729,679       19,151,553       20,065,842
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment ............................................      (4,872,630)        (532,095)      (1,898,202)
Acquisition of ITS, net of cash acquired .......................................     (51,492,551)            --               --
                                                                                   -------------     -------------    -------------

Net cash used in investing activities ..........................................     (56,365,181)        (532,095)      (1,898,202)


CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving line of credit .........................................      31,852,187        5,770,937             --
Payments on revolving line of credit ...........................................     (17,469,559)      (5,185,427)      (2,739,773)
Payments on obligations under capital leases ...................................        (833,055)        (776,519)        (306,449)
Payments on long-term debt .....................................................      (5,200,754)      (5,362,278)        (220,000)
Borrowings on long-term debt ...................................................       8,000,000      150,000,000             --
Deferred financing cost ........................................................        (373,265)      (5,356,423)            --
Proceeds from sale of shares ...................................................      34,784,198        1,208,000             --
Equity distribution ............................................................      (7,232,000)    (159,064,000)     (12,990,000)
Capital contribution to fund special bonus
  distribution .................................................................            --          5,330,000             --
                                                                                   -------------     -------------    -------------
  Net cash provided by (used in) financing
  activities ...................................................................      43,527,752      (13,435,710)     (16,256,222)
                                                                                   -------------     -------------    -------------
Cash effect of exchange rate changes............................................        (108.000)           --               --

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENT .............................      (6,215,750)       5,183,748        1,911,418
CASH AND CASH EQUIVALENTS, beginning of
  period .......................................................................       7,968,576        2,784,828          873,410
                                                                                   -------------     -------------    -------------

CASH AND CASH EQUIVALENTS, end of period .......................................   $   1,752,826    $   7,968,576    $   2,784,828
                                                                                   =============    =============     =============
SUPPLEMENTAL INFORMATION
  Cash paid during the year for interest .......................................   $  15,309,313    $   7,628,151    $     372,870
                                                                                   =============    =============     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  TRANSACTIONS
Assets acquired under capital lease
  obligations ..................................................................   $        --      $   3,161,202    $     844,790
                                                                                   =============    =============     =============

On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities ("ITS") for approximately $43.2 million in cash, plus $1.0 million in acquisition costs and paid off $9.7 million of ITS's debt. In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of tangible assets acquired               $33,435,000
Goodwill and other related intangibles                45,604,000
Cash paid for ITS's stock                            (43,150,000)
Repayment of certain assumed debt at closing         ( 9,722,000)
                                                     ------------
Liabilities assumed                                  $26,167,000
                                                     ============


                 See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. GENERAL

         FORMATION Cherokee International, LLC (the Company) was formed on February 21, 1996, under the California Beverly-Killea Limited Liability Company Act. After the acquisition described below, principal operations commenced on March 30, 1996.

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

            On June 15, 2000, the Company completed its acquisition of Industrial and Telecommunication Systems and related entities ("ITS"). The Company paid approximately $43 million in cash, acquired net assets (excluding debt) at fair value of approximately $9 million, assumed debt of approximately $12 million, of which approximately $10 million was repaid at closing, and incurred transaction costs of approximately $1 million. The Company accounted for the acquisition using the purchase method of accounting and recorded goodwill and other related intangibles of approximately $46 million in the transaction, which is being amortized over 15 years. The Company's statements of income are consolidated to include ITS's operations from June 16, 2000 to December 31, 2000.

         LINE OF BUSINESS The Company designs, develops, assembles and sells switch mode power supplies for original equipment manufacturers (OEMs) in the telecommunications, data networking and high-end workstation markets primarily in the United States and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Industrial and Telecommunication Systems and related entities (ITS) (Note 10), Cherokee Electronica, S.A. DE C.V., (Electronica), Cherokee India Pvt. Ltd. (India), Powertel India Pvt. Ltd. (Powertel) and Cherokee International Finance, Inc. (Finance). Finance was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% Senior Subordinated Notes (see Note 4) and has no independent assets or operations. All material intercompany accounts and transactions have been eliminated.

         FISCAL YEAR The Company's fiscal years 2000, 1999 and 1998 ended on December 31, 2000, January 2, 2000, and January 3, 1999, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

         TRANSLATION OF FOREIGN CURRENCIES: Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the year. Resulting transaction gains and losses are included in results of operations. The functional currency of ITS is the Belgium Franc. The functional currency of Electronica, Powertel and India is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Translation adjustments are reflected in other comprehensive income in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Transaction gains and losses were not significant for the periods presented.

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

         INVENTORIES Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor, and manufacturing overhead and consist of the following at December 31:


                                                                  2000               1999
                                                                  ----               ----
Raw material..........................................        $26,593,294         $15,633,994
Work-in-process.......................................          6,495,045           2,699,689
Finished goods........................................          3,187,406             577,969
                                                              -----------         -----------
                                                              $36,275,745         $18,911,652
                                                              ===========         ===========


         PROPERTY AND EQUIPMENT Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements.........................................     5-20 years
Machinery and equipment............................................      5-6 years
Dies, jigs and fixtures............................................        3 years
Office equipment and furniture.....................................      3-5 years
Automobiles and trucks.............................................        5 years
Leasehold improvements.............................................        5 years

         DEFERRED FINANCING COSTS During 1999, the Company incurred approximately $6.2 million of costs related to the issuance of senior subordinated notes and the execution of a new term loan and credit facility. Approximately $5.4 million of such costs were capitalized as deferred financing costs and approximately $.8 million of such costs were directly expensed in 1999 and included in other income (expense) in the accompanying consolidated statements of income. During 2000, the Company incurred approximately $373,265 of costs related to additional borrowings associated with the acquisition of ITS. Deferred financing costs are being amortized over the term of the related debt.

         LONG-LIVED ASSETS The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2000 and 1999.

            DERIVATIVE INSTRUMENTS Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and all derivatives are to be reported on the balance sheet at fair market value. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

            FAIR VALUE OF FINANCIAL INSTRUMENTS The amounts recorded for accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The amounts recorded for long-term debt and capital lease obligations approximate fair value, as interest is tied to or approximates market rates.

         INCOME TAXES The Company is a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the Company's individual members. Accordingly, no provision for federal income taxes has been provided in the accompanying financial statements. Provisions for California franchise tax and fees are not significant for any period presented. The Company's operations in Mexico and Belgium are subject to income taxes on earnings generated in those countries.

         The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. In accordance with SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

         REVENUE RECOGNITION Revenues from product sales are recognized upon passage of title and shipment of products to customers. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The adoption of SAB
101 did not have an impact on the Company's consolidated financial statements.

         CREDIT RISK The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses.

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

         INCOME PER UNIT In accordance with SFAS No. 128, EARNINGS PER SHARE, basic income per unit calculations are determined by dividing net income by the weighted average Class A and B units outstanding. Diluted income per unit reflects the potential dilutive effect, determined by the treasury stock method, of additional Class B units that are issuable upon exercise of outstanding unit options:


                                             YEARS ENDED DECEMBER 31
                                     -----------------------------------------
                                        2000           1999           1998
                                     ----------      ---------     -----------
Net Income                           $11,662,523     $16,551,965   $23,900,253
                                     ===========     ===========   ===========
Units:
Weighted-average units
  outstanding - basic                 33,646,953      30,124,286    30,000,000
Effect of dilutive options               338,153          86,493             -
                                     -----------     -----------   -----------
Weighted-average units                33,985,106      30,210,779    30,000,000
  Outstanding - diluted              ===========     ===========   ===========

Net income per unit:
Basic                                $       .35     $      .55    $       .80
  Outstanding - diluted              ===========     ===========   ===========

Diluted                              $       .34     $      .55    $       .80
  Outstanding - diluted              ===========     ===========   ===========


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

         COMPREHENSIVE INCOME Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. Comprehensive income, including net income and a loss from foreign currency translation adjustments, was $11,450,269 for the year ended December 31, 2000. Comprehensive income for the years ended December 31, 1999 and 1998 was the same as net income for those years.

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

3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:


                                                                     2000            1999
                                                                     ----            ----
Land.................................................            $1,373,335         $398,919
Building and improvements............................             4,049,660          793,752
Machinery and equipment..............................            14,655,865       10,382,393
Dies, jigs and fixtures..............................               415,141          356,692
Office equipment and furniture.......................             1,762,181        1,030,196
Automobiles and trucks...............................               245,879          138,625
Leasehold improvements...............................             1,783,115        1,513,963
Construction in progress.............................             2,351,389          521,098
                                                                -----------      -----------
                                                                 26,636,565       15,135,638
Less accumulated depreciation and amortization.......            (9,574,286)      (6,374,122)
                                                                -----------      -----------
                                                                $17,062,279      $ 8,761,516
                                                                ===========       ==========

         Included in property and equipment are assets under capital leases of $5,155,278 as of December 31, 2000 and 1999. Accumulated amortization of assets under capital leases was $2,465,190 and $1,592,023 as of December 31, 2000 and 1999, respectively.

4. LONG-TERM DEBT
         Long-term debt consists of the following at December 31:

                                                                                            2000             1999
                                                                                            ----             ----
10.5% unsecured senior subordinated notes, interest due semi-annually, redeemable at the Company's option beginning May 2004 at a rate of 105.25% of the original principal amount decreasing to 100% of the original principal amount at May 2007 and thereafter, the Company may also redeem up to 35% of the original principal amount prior to May 2002 at 110.5% of the original principal amount, matures in
  May 2009.......................................................................       $100,000,000      $100,000,000
Term loans, bearing interest at LIBOR plus 2.50% and LIBOR plus 3.00% (9.25%
  to 9.5% as of December 31, 2000). Interest rates subject to change based on the Company's leverage ratio as defined, aggregate quarterly principal amounts due at amounts ranging from $1,377,650 to $3,074,714, remaining unpaid principal
  and interest due April 30, 2005................................................         48,216,968        45,417,722

Revolving lines of credit, including foreign credit facilities...................         18,102,138           585,510
                                                                                        ------------      ------------
                                                                                         166,319,106       146,003,232
Less current portion.............................................................        (23,418,841)       (4,545,004)
                                                                                        ------------      ------------
Total long-term debt.............................................................       $142,900,265      $141,458,228
                                                                                        ============      ============

         As of December 31, 2000, maturities of long-term debt are as follows:


Year ending December 31:
2001..................................................        $ 23,418,841
2002..................................................           8,104,303
2003..................................................           9,486,609
2004..................................................          11,489,415
2005..................................................          13,819,938
Thereafter............................................         100,000,000
                                                               -----------
                                                              $166,319,106
                                                               ===========

         In June 2000, the Company amended its credit agreement to provide for additional term loan borrowings of $8 million, the proceeds of which were used to finance a portion of the purchase price of an acquisition (see Note
10). The term loans are collateralized by substantially all of the Company's assets and contain certain financial covenants including capital expenditures limitations, minimum fixed charge coverage and interest coverage ratios, minimum debt to equity ratio requirements and restrictions on dividends. The Company was in compliance with these financial covenants as of December 31, 2000.

         During April 1999, the Company entered into a revolving line of credit agreement, which provides for borrowings, based on a percentage of certain receivables and inventory, not to exceed $25,000,000. Borrowings bear interest at LIBOR plus 2.50% or prime plus 1.25% (9.1875% to 10.75% as of December 31, 2000). Interest rates are subject to change over time based on the Company's leverage ratio as defined. This revolving line of credit is collateralized by substantially all of the Company's assets and is subject to the same financial covenants as the term loan discussed above. This revolving line of credit required payment of commitment fees and expires in 2005. Outstanding borrowings under this line of credit were $11,827,138 and $585,510 at December 31, 2000, and 1999, respectively.

Foreign credit facilities of $6,275,000 at December 31, 2000 included a working capital line of credit with a Belgian bank, BBL, which is denominated in Belgian Francs and is collateralized by a pledge in first rank over accounts receivable. The loan is due on demand and bears interest based on variable market rates (5.9% as of December 31, 2000) and requires ITS to maintain a certain specific net assets ratio. ITS is in compliance with all loan requirements as of December 31, 2000.

5. COMMITMENTS

         The Company leases certain of its manufacturing facilities under non-cancelable operating leases for an aggregate monthly rental of approximately $119,424. These leases expire at various dates through 2009. One of the manufacturing facilities is leased from an entity controlled by an officer and a principal member of the Company. Rental expense for the years ended December 31, 2000, 1999 and 1998 totaled approximately $1,433,243, $1,375,845 and $1,072,700
($975,382, $927,378 and $862,280 to a related entity), respectively.

         The Company has two capital lease contracts, bearing interest ranging from 6.41% to 8.03%. The total monthly principal and interest payments related to these capital leases are approximately $79,341. The leases expire between November 2003 and December 2004.

         A summary of lease commitments as of December 31, 2000 is as follows:


                                                   CAPITAL         OPERATING
                                                    LEASES           LEASES
                                                ------------   -------------
Year ending December 31:
2001 .........................................   $   952,089    $ 1,432,259
2002 .........................................       952,089      1,256,311
2003 .........................................     1,021,116      1,244,356
2004 .........................................       344,373        989,066
2005 .........................................          --          984,006
Thereafter ...................................          --        3,362,018
                                                 ------------    -----------

Total minimum lease payments .................     3,269,667    $ 9,268,016
                                                                ===========
Less amount representing interest ............      (455,408)
                                                 ------------
Present value of future minimum lease payments     2,814,259
Less current portion .........................      (773,446)
                                                 ------------
                                                 $ 2,040,813
                                                 ============


Of the $9,268,016 total minimum payments for operating leases, $8,282,046 is payable to a related entity.

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

         UNIT OPTION PLAN In June 1999, the Company adopted the 1999 Unit Option Plan (the Plan) which provides for the issuance to officers and key employees of up to 2,970,000 options to purchase Class B units at an exercise price per unit of not less than 85% of fair market value at the date of grant. At December 31, 2000, 545,500 options were available for grant. Options expire no later than ten years from the date of grant and generally become exercisable over a four-year period.

         As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company accounts for its employee unit-based compensation plan using the intrinsic value method under APB Opinion No. 25 and provides the expanded disclosures specified in SFAS No. 123. On May 11, 2000, the Company granted 110,000 unit options at an exercise price of $4.70 and on September 13, 2000, the Company granted 1,230,000 unit options at an exercise price of $5.71. The exercise prices represented the fair value of the Company's Class B units at the respective dates of grant as determined by the Company's Management Committee using information contained in an independent appraisal. Accordingly, no compensation expense was recorded for these unit option grants pursuant to APB Opinion No. 25.

         Had compensation cost been determined using the provisions of SFAS No. 123, the difference between net income and income per unit as reported and pro forma net income and income per unit would have been as follows:


                                               2000                           1999
                                     --------------------------     --------------------------
                                     AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
----------------------------------------------------------------------------------------------
Net income                          $ 11,662,523    $11,229,165    $ 16,651,965    $16,416,974
Net earnings per unit:
  Basic                             $        .35    $       .33    $        .55    $       .54
                                   =============   ============   =============   ============
  Diluted                           $        .34    $       .33    $        .55    $       .54
                                   =============   ============   =============   ============


         For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the year ended December 31, 2000: expected volatility of zero; risk-free interest rate of 6%; no dividends; and expected lives of five years.

         A summary of activity for the Unit Option Plan is presented below:


                                                            FISCAL YEAR ENDED                 FISCAL YEAR ENDED
                                                            DECEMBER 31, 2000                 DECEMBER 31, 1999
                                               ------------------------------------- -------------------------------------
                                                                       WEIGHTED-AVG                         WEIGHTED-AVG
                                                     UNITS            EXERCISE PRICE        UNITS           EXERCISE PRICE
                                               ---------------------------------------------------------------------------
Outstanding at beginning of year                     1,130,000            $   4.00              --              $--

Granted (weighted average fair
  value of $1.44 for 2000 and                        1,340,000            $   5.63         1,155,000            $   4.00
  $.96 for 1999)
Exercised                                                 --                                                     --
Cancelled                                              (45,500)           $   4.11           (25,000)           $   4.00
                                                  ---------------                      ---------------

Outstanding at end of year                           2,424,500            $   4.90         1,130,000            $   4.00
                                                  ===============                      ===============

Exercisable at end of year                             271,875            $   4.00              --               --
                                                  ===============                      ===============

         The following table summarizes information about options as of December 31, 2000:


                                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                               -------------------       -----------------------------------
EXERCISE          OPTION UNITS      WEIGHTED AVERAGE WEIGHTED AVERAGE    NUMBER           WEIGHTED AVERAGE
PRICE             OUTSTANDING       REMAINING YEARS  EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------         ------------      ---------------- ----------------  ---------------- -----------------
$  4.00           1,012,500                 8.50          $4.00            271,875             $4.00
$  4.00              75,000                 8.66          $4.00                  -             $   -
$  4.70             110,000                 9.36          $4.70                  -             $   -
$  5.71           1,227,000                 9.70          $5.71                  -             $   -
                  ---------                 ----          -----            -------             -----
                  2,424,500                 9.15          $4.90            271,875             $4.00
                  =========                 ====          =====            =======             =====

         UNIT PURCHASE PLAN In June 1999, the Company adopted the 1999 Unit Purchase Plan covering an aggregate of 1,500,000 shares of Class B units. The purpose of the 1999 Unit Purchase Plan is to enable selected officers, management committee members, employees, consultants and advisors of the Company to purchase Class B units. The price of the Class B units under the plan shall not be less than 85% of the fair market value of the Class B units at the date of grant. During 2000 and 1999, the Company granted 84,801 units at $5.71 per unit and 302,000 units at $4.00 per unit, respectively, representing fair value consistent with the unit option grants described above. At December 31, 2000, the Company had 1,113,199 units available for future grant.

7. RETIREMENT PLANS

         In March 1996, the managers and members of the Company approved the adoption of a supplemental retirement plan (the 401(k) Plan) in which substantially all domestic employees are eligible to participate after completing six months of employment. The 401(k) Plan allows participating employees to contribute up to 15% of the employee's pretax compensation, with the Company making discretionary matching contributions. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. For the years ended December 31, 2000, 1999 and 1998 the Company elected to contribute approximately $276,833, $237,764 and $201,700 respectively, to the 401(k) Plan. Administrative costs associated with the 401(k) Plan are paid by participants.

ITS maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan:

                                                                                JUNE 15, 2000 TO
                                                                                DECEMBER 31, 2000
                                                                                -----------------
CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation, beginning of year                                     $        -
         Benefit obligation acquired                                                2,872,757
         Effect of exchange rate changes                                              (42,295)
         Service cost and plan participants' contributions                             86,968
         Interest cost                                                                 87,654
         Actuarial gain                                                              (326,569)
                                                                                -----------------
         Benefit obligation, end of year                                           $2,678,515
                                                                                =================


CHANGE IN PLAN ASSETS:
         Fair value of plan assets, beginning of year                              $        -
         Fair value of plan assets acquired                                         1,977,183
         Effect of exchange rate changes                                              (30,770)
         Actual return on plan assets                                                  24,753
         Employer contribution                                                         54,079
         Plan participants' contributions                                              36,053
                                                                                -----------------
         Fair value of plan assets, end of year                                    $2,061,298
                                                                                =================


         Funded (unfunded) status                                                  $ (617,217)
         Unrecognized net actuarial gain                                             (290,058)
                                                                                -----------------
         Accrued pension liability                                                 $ (907,275)
                                                                                =================


COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost                                                              $   50,915
         Interest cost                                                                 87,654
         Expected return on plan assets                                               (59,053)
                                                                                -----------------
         Net periodic benefit cost                                                 $   79,516
                                                                                =================

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 5.75% and 3.65% for the period June 16, 2000 (date of acquisition) to December 31, 2000. The expected long-term rate of return on assets was 5.5%.

8. CONCENTRATION OF NET SALES

         For the years ended December 31, 2000, 1999 and 1998 approximately 48%, 53%, and 59%, respectively, of the Company's net sales were derived from six, six and five customers, respectively, of which two, one and two customers, respectively, individually exceeded 10%. For the years ended December 31, 2000, 1999 and 1998, the Company's largest customer accounted for approximately 13%, 27% and 26%, respectively, of net sales. A single customer in 2000 and 1998 accounted for 11% of net sales. Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company's products would have a material adverse effect on the Company's financial position and results of operations.

         The Company sells its power supply products to OEMs in the telecommunications, networking, high-end workstations and other electronic industries. The Company uses information based on customers and geographic location; however, these activities are managed as a single business and have been aggregated into a single reportable operating segment. For the years ended December 31, 2000, 1999 and 1998, net sales by region were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                         2000                1999             1998
                                                         ----                ----             ----
     United States........................           $89,636,075          $ 99,882,529    $75,583,826
     Europe...............................            46,276,587            18,882,707     10,832,647
     Other................................             7,261,926             2,692,301      1,136,583
                                                     ------------         -----------     -----------
                                                    $143,174,588          $121,457,537    $87,553,056
                                                     ============         ===========     ===========

         The Company's long-lived assets located outside of the United States were $10,922,432 and $1,844,457 as of December 31, 2000 and 1999, espectively.

9. SPECIAL BONUS DISTRIBUTION

         During 1999, the Company's management committee authorized approximately $5,330,000 of special bonus payments to certain key employees for their role in the Company's growth and success over the previous years. These bonus payments were entirely funded by capital contributions made by the Company's then existing members.

10. ACQUISITION

    On June 15, 2000, the Company completed its acquisition of Industrial and Telecommunication Systems and related entities ("ITS), one of Europe's leading designers and manufacturers of custom power supplies for OEM's primarily in the telecommunications industry. The Company paid approximately $43 million in cash, acquired net assets (excluding debt) at fair value of approximately $9 million, assumed debt of approximately $12 million, of which approximately $10 million was repaid at closing, and incurred transaction costs of approximately $1 million. The company recorded goodwill and other related intangibles of approximately $46 million in the transaction, which is being amortized over 15 years.

    The acquisition, including the repayment of certain assumed debt at closing, was financed with approximately $34 million of cash proceeds from the issuance and sale of new members' equity units, approximately $13 million of borrowings under the Company's existing bank credit agreement, as amended, and utilization of available cash.

    The Company's unaudited pro forma net sales, net income, and diluted income per share as if the acquisition of ITS had occurred as of the beginning of the years ended December 31, 2000 and 1999, are as follows:


                                                                                  YEAR ENDED DECEMBER 31
                                                                                --------------------------
                                                                                   2000          1999
     -----------------------------------------------------------------------------------------------------
     Net sales                                                                  $167,970,000  $170,728,000
                                                                                ==========================

     Net income                                                                 $ 11,439,000  $  9,192,000
                                                                                ==========================

     Diluted net income per unit                                                $        .31  $      .  25
                                                                                ==========================

         The pro forma operating results above include the results of operations for ITS for the years ended December 31, 2000 and 1999 with goodwill and other related intangibles amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings and pro forma issuance of the Company's membership units reflected in the weighted average number of units outstanding for the computations of pro forma diluted net income per unit.

         The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the acquisition had been effected at the beginning of 1999.

11. INCOME TAXES

The provision for current and deferred income taxes consists of the following:


                                                 December 31, 2000
              Current
                Federal                                   $     -
                State                                           -
                Foreign                                    32,000
                                                           ------

                   Total Current                           32,000

              Non-Current
                Federal                                         -
                State                                           -
                Foreign                                   ______-
                                                                -

                   Total Non-Current                            -

              Total Provision                             $32,000
                                                          =======

As described in Note 1, no federal income tax provision has been provided because the Company is a limited liability company for U.S. income tax purposes and is not subject to tax. State minimum franchise taxes and fees are insignificant and have been recorded in general and administrative expenses. Foreign income taxes have been provided for ITS. Income taxes for Electronica, India, and Powertel are insignificant for all periods presented. Any U.S. or state income tax liability on undistributed earnings of foreign subsidiaries would accrue to the Company's members.

Deferred income taxes are provided for net operating losses (NOL) of ITS. As of December 31, 2000, ITS has an NOL carry forward of $3,672,000. The NOL has an indefinite carry over period. In the opinion of management it is more likely than not that the ITS NOL will not be realized in the foreseeable future. Accordingly, management has determined that a full valuation allowance was required as of December 31, 2000 for the NOLs. The Company's deferred income tax asset is comprised of the following:


                                                  December 31, 2000
Employee benefit accrual                             $  227,000

Pension liability                                       363,000

Inventories                                             720,000

Net operating loss carryforwards                      1,468,000

Less: Valuation Allowance                            (2,778,000)
                                                     ----------
Net Deferred Tax Asset                               $        -
                                                     ==========

The change in the valuation allowance for the period from June 16, 2000 (date of acquisition) to December 31, 2000 is an increase of $570,000. Approximately $2,217,000 of the Company's valuation allowance relates to acquired deferred tax assets. If these acquired deferred tax assets are realized in the future, the tax benefit will be credited to goodwill.

12. SELECTED QUARTERLY DATA (UNAUDITED)


                                                   (In Thousands)
                               2 0 0 0                                       1 9 9 9
                  --------------------------------------      ---------------------------------------
                  March 31   June 30   Sept.30   Dec. 31      March 31   June 30   Sept. 30   Dec. 31

Net Sales         $ 25,431   $28,664   $43,205   $45,875       $34,811   $31,685    $27,602   $27,360

Gross Profit         8,799    10,169    14,820    14,869        13,154    11,843      9,531     9,337

Net Income           2,139     2,541     3,019     3,964        10,722       276      2,744     2,810

Diluted net income
  per unit        $    .07   $   .08   $   .08   $   .11       $   .36   $   .01    $   .09    $  .09


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Members of
 Cherokee International, LLC:

         We have audited the consolidated financial statements of Cherokee International, LLC and subsidiaries (the Company) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 23, 2001. Such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial schedule of the Company listed in Item 14a. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Costa Mesa, California
March 23, 2001

CHEROKEE INTERNATIONAL, LLC
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                           CHARGED
                                                         BALANCE AT     (CREDITED) TO
                                                        BEGINNING OF       COST AND      ACQUIRED                    BALANCE AT END
                                                           PERIOD          EXPENSES      BALANCE      DEDUCTIONS        OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1998 . . . . . . . . . . .         $400,000      ($150,771)       $     -      ($74,229)         $175,000
Year ended December 31, 1999 . . . . . . . . . . .          175,000              -              -             -           175,000
Year ended December 31, 2000 . . . . . . . . . . .          175,000         96,299         72,947       (84,360)          259,886