Form 10-Q
period 2001-03-31
CHEROKEE INTERNATIONAL LLC
filed 2001-05-15
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

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
Yes  ☒    ☐
        ---      ---

CHEROKEE INTERNATIONAL, LLC

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,393,264	$1,752,826
Accounts receivable, net of allowance for doubtful accounts of $253,927 and $259,886 as of March 31, 2001 and December 31, 2000, respectively	28,954,817	32,819,473
Inventories, net	33,672,042	36,275,745
Prepaid expenses and other current assets	695,704	628,512

Total current assets	66,715,827	71,476,556
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $10,543,605 and $9,574,286 as of March 31, 2001 and December 31, 2000, respectively	15,863,982	17,062,279
DEPOSITS	304,950	306,046
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,753,255 and $1,510,504 as of March 31, 2001 and December 31, 2000, respectively	3,976,433	4,219,184
GOODWILL, net of accumulated amortization of $2,407,000 and $1,648,000 as of March 31, 2001 and December 31, 2000, respectively	43,197,000	43,956,000

	$130,058,192	$137,020,065

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$14,974,926	$19,616,135
Accrued liabilities	4,879,098	4,818,026
Accrued compensation and benefits	6,250,587	7,688,487
Accrued interest payable	5,107,356	2,707,091
Accrued distribution payable	2,765,000	2,118,000
Current portion of long-term debt	21,765,039	23,418,841
Current portion of capital lease obligations	787,399	773,446

Total current liabilities	56,529,405	61,140,026
LONG-TERM DEBT, net of current portion	141,000,064	142,900,265
CAPITAL LEASE OBLIGATIONS, net of current portion	1,838,652	2,040,813
MEMBERS' EQUITY (DEFICIT)
Class A units: 347,671 units issued and outstanding in 2001 and 2000	354,371	354,371
Class B units: 36,035,065 units issued and outstanding in 2001 and 2000	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(111,255,782)	(111,570,983)
Accumulated other comprehensive loss	(776,345)	(212,254)

Total members' deficit	(69,309,929)	(69,061,039)

	$130,058,192	$137,020,065

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2001	2000
NET SALES	$39,419,797	$25,431,363
COST OF SALES	27,340,923	16,632,751

GROSS PROFIT	12,078,874	8,798,612
OPERATING EXPENSES:
Engineering and development	1,886,255	1,137,621
Selling and marketing	1,060,417	615,476
General and administrative	2,970,076	1,028,124
Amortization of goodwill and other related intangibles	759,000	0

Total operating expenses	6,675,748	2,781,221

OPERATING INCOME	5,403,126	6,017,391
OTHER INCOME (EXPENSE):
Interest expense	(4,370,508)	(3,921,103)
Other income (expense)	24,583	42,261

Total other income (expense)	(4,345,925)	(3,878,842)

Income before income taxes	1,057,201	2,138,549
Provision for income taxes	95,000	0

NET INCOME	$962,201	$2,138,549

NET INCOME PER UNIT:
Basic	$.03	$.07

Diluted	$.03	$.07

WEIGHTED AVERAGE UNITS OUTSTANDING:
Basic	36,382,736	30,302,000

Diluted	36,723,108	30,468,579

See notes to consolidated financial statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$962,201	$2,138,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,763,319	652,447
Amortization of deferred financing costs	242,751	224,819
Net change in operating assets and liabilities:
Accounts receivable, net	3,022,656	(1,010,212)
Inventories, net	1,726,703	698,403
Prepaid expenses and other current assets	(84,192)	(61,722)
Deposits	1,096	58,511
Accounts payable	(3,885,300)	(2,007,505)
Accrued liabilities	(22,928)	(121,490)
Accrued compensation and benefits	(1,121,900)	(675,464)
Accrued interest payable	2,402,265	2,633,861
Accrued distribution payable	0	383,000

Net cash provided by operating activities	5,006,671	2,913,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(297,022)	(484,083)

Net cash used in investing activities	(297,022)	(484,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	2,969,648	0
Payments on revolving line of credit	(4,600,000)	(585,510)
Payments on obligations under capital leases	(188,208)	(288,201)
Borrowings on long-term debt	208,000	0
Payments on long-term debt	(1,427,651)	(582,279)
Equity distribution	0	(2,113,000)

Net cash used in financing activities	(3,038,211)	(3,568,990)
Cash effect of exchange rate changes	(31,000)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,640,438	(1,139,876)
CASH AND CASH EQUIVALENTS, beginning of period	1,752,826	7,968,576

CASH AND CASH EQUIVALENTS, end of period	$3,393,264	$6,828,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,730,485	$1,080,444

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

During the period ended March 31, 2001, the Company had declared and accrued an equity distribution of $647,000.

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The information set forth in the accompanying consolidated financial statements is unaudited and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Cherokee International, LLC (the "Company") for the periods indicated.

Results of operations for the interim three months ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations for the full fiscal year. The Company's first quarter represented the 13-week periods ended on April 1 in 2001 and April 2 in 2000. For presentation purposes, these fiscal quarters have been referred to as ending on March 31.

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. One such subsidiary, Cherokee International Finance, Inc., was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% senior subordinated notes and has no independent assets or operations. All significant intercompany accounts and transactions have been eliminated.

Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, and do not include all the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.

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

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

	March 31, 2001	December 31, 2000

Raw Material	$24,194,418	$26,593,294
Work-in-process	5,737,753	6,495,045
Finished goods	3,739,871	3,187,406
	$33,672,042	$36,275,745

3.	Income Taxes

The Company is a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based  on income of a limited liability company are payable by the Company’s  individual members. Accordingly, no provision for federal income taxes  has been provided in the accompanying financial statements. Provisions for California franchise tax and fees are not significant for any period presented. The Company’s operations in Mexico and Belgium are subject  to income taxes on earnings generated in those countries.

4.	Comprehensive Income

Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. Comprehensive income, including net income and a loss from foreign currency translation adjustments, was $398,110 for the three months ended March 31, 2001. The Company's net income was the same as comprehensive income for the three months ended March 31, 2000.

5.	Income Per Unit

The following table sets forth the computation of basic and diluted income per unit:

	Three Months Ended
	March 31, 2001	March 31, 2000

Net Income	$962,201	$2,138,549

Units:
Weighted-average units outstanding - basic	36,382,736	30,302,000
Effect of dilutive options	340,372	166,579

Weighted-average units outstanding - diluted	36,723,108	30,468,579

Net income per unit:
Basic	$.03	$.07

Diluted	$.03	$.07

6.	New Accounting Pronouncement

Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and all derivatives are to be reported on the balance sheet at fair market value. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.

OVERVIEW

             Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers (OEM's)primarily in the telecommunications, networking and high-end workstation industries. The Company produces its products and related components in sophisticated manufacturing facilities located in Tustin and Irvine, California; Wavre, Belgium; Guadalajara, Mexico; and Bombay, India.

              The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. Raw materials account for a majority of cost of sales. Raw materials include magnetic subassemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Labor costs include employee costs of salaried and hourly employees. Manufacturing overhead includes lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

              On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities ("ITS") for approximately $55 million, including assumption of debt. The acquisition was accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES

             Net sales increased by approximately 55.0% or $14.0 million to $39.4 million for the three months ended March 31, 2001 from last year's $25.4 million for the three months ended March 31, 2000.

              The higher sales were primarily attributable to the acquisition of ITS, which contributed approximately $13.9 million of sales for the three months ended March 31, 2001. Sales of our North American operations were approximately the same as the prior year.

GROSS PROFIT

              Gross profit increased by approximately 37.3% or $3.3 million to $12.1 million for the three months ended March 31, 2001 from $8.8 million for the three months ended March 31, 2000. Gross margin for the quarter decreased to 30.6% from 34.6% in the prior year.

             The increase in gross profit was primarily due to the gross profit contributed by ITS, partially offset by a slight decrease in gross profit contributed by the North American operations. The decrease in gross margin compared to the prior year was primarily due to the inclusion in 2001 of the ITS operations, which had a lower gross margin than the North American operations. The gross margin for the North American operations decreased slightly due to a change in product mix.

OPERATING EXPENSES

              Operating expenses for the three months ended March 31, 2001 increased by approximately 140.1% or $3.9 million to $6.7 million from $2.8 million for the three months ended March 31, 2000. As a percentage of sales, operating expenses increased to 16.9% from 10.9% in the first quarter of the prior year.

             The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion in 2001 of the ITS operations and amortization of goodwill and other related intangibles associated with the ITS acquisition.

OPERATING INCOME

             Operating income decreased by approximately 10.2% or $.6 million to $5.4 million for the three months ended March 31, 2001 from $6.0 million for the three months ended March 31, 2000. Operating margin decreased to 13.7% for the current quarter from 23.7% in the prior year.

             Operating income contributed by ITS in the current quarter was offset by amortization of goodwill and other related intangibles associated with the ITS acquisition. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

              Interest expense for the three months ended March 31, 2001 was $4.4 million compared to $3.9 million for the three months ended March 31, 2000. This increase was primarily due to the additional debt incurred in June 2000 in connection with the ITS acquisition.

NET INCOME

              As a result of the items discussed above, net income decreased to $1.0 million for the three months ended March 31, 2001 from approximately $2.1 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

              Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2001 compared to $2.9 million for the three months ended March 31, 2000. Cash provided by operating activities for 2001 reflects depreciation and amortization of $1.8 million, decreases of $3.0 million in accounts receivable and $1.7 million in inventory, and a $2.4 million increase in accrued interest payable, partially offset by decreases of $3.9 million in accounts payable and $1.1 million in accrued compensation and benefits. Cash provided by operating activities for 2000 reflects net income of $2.1 million and a $2.6 million increase in accrued interest payable, offset by an increase of $1.0 million in accounts receivable and a decrease of $2.0 million in accounts payable.

              Net cash used in financing activities of $3.0 million for the three months ended March 31, 2001 primarily reflects $1.4 million of payments on long-term debt and a $1.6 million net reduction in revolving credit borrowings. Net cash used in financing activities was $3.6 million for the three months ended March 31, 2000 which consisted primarily of equity distributions of $2.1 million.

LIQUIDITY

              Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. As a result of certain transactions in 1999, the Company's current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes.

             As of March 31, 2001, the Company's borrowings consisted of $100 million of senior subordinated notes and $65.4 million of borrowings under its various credit facilities, including $10.2 million drawn under its $25 million domestic revolving credit facility. The Company is not subject to any amortization requirements under the subordinated notes prior to maturity in 2009, but it is required to make scheduled repayments under certain term loans.

             Management believes that cash flow from operations and available borrowing capacity will be adequate to meet the Company's anticipated cash requirements, including operating requirements, planned capital expenditures, debt service and distributions to pay taxes, for the next twelve months.

             The Company's historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2001, the Company expects capital expenditures to be approximately $3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at March 31, 2001.

              The Company's exposure to market risk for changes in interest rates relates primarily to its current domestic credit facility. In accordance with the credit facility, the Company enters into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

              The Company had approximately $63 million in variable rate debt outstanding at March 31, 2001. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

              As a result of the ITS acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

PART II.           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at March 31, 2001 will have a material adverse effect on its financial condition or results of operations.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
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

 3.2*     Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

 3.3*     Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

 3.4**    Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

 3.5**    Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

(b)        REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the 13-week period  ended April 1, 2001.

*Incorporated by reference to designated exhibit to the Company's Registration  Statement on Form S-4 (File No. 333-82713).

** Incorporated by reference to designated exhibit to the Company's Quarterly  Report on Form 10-Q, dated July 2, 2000.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cherokee International, LLC

Date: May 15, 2001	/s/ R. Van Ness Holland, Jr.
R. Van Ness Holland, Jr.
Chief Financial Officer

May 15, 2001

VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.20549

CHEROKEE INTERNATIONAL, LLC
 (Commission File No. 333-82713)
QUARTERLY REPORT ON FORM 10-Q

Ladies and Gentlemen:

             On behalf of Cherokee International, LLC. (the "Company"), we transmit herewith in electronic form for filing with the Securities and Exchange Commission (the "Commission"), pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, Rule 15d-1 thereunder and item 101(a)(1)(iii) of Regulation S-T, the Company's Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended April 1, 2001.

             The original signature page to the Form 10-Q has been manually executed and will be retained by the Company in accordance with Item 302 (b) of Regulation S-T.

             Should you have any questions or comments, please call me at (213) 687-5218.

Very truly yours,

/s/ Benjamin A. Vega
Benjamin A. Vega