Form 10-Q
period 2001-07-01
CHEROKEE INTERNATIONAL LLC
filed 2001-08-15
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 333-82713

CHEROKEE INTERNATIONAL, LLC
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0696451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30,	DECEMBER 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,597,527	$1,752,826
Accounts receivable, net of allowance for doubtful accounts of $250,722 and $259,886 as of June 30, 2001 and December 31, 2000, respectively	21,809,796	32,819,473
Inventories, net	28,179,725	36,275,745
Prepaid expenses and other current assets	715,197	628,512

Total current assets	58,302,245	71,476,556
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $11,331,390 and $9,574,286 as of June 30, 2001 and December 31, 2000, respectively	15,118,801	17,062,279
DEPOSITS	335,194	306,046
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,996,006 and $1,510,504 as of June 30, 2001 and December 31, 2000, respectively	3,733,682	4,219,184
GOODWILL, net of accumulated amortization of $3,166,000 and $1,648,000 as of June 30, 2001 and December 31, 2000, respectively	42,438,000	43,956,000

	$119,927,922	$137,020,065

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,501,968	$19,616,135
Accrued liabilities	4,088,043	4,818,026
Accrued compensation and benefits	5,502,905	7,688,487
Accrued interest payable	2,307,103	2,707,091
Accrued distribution payable	0	2,118,000
Current portion of long-term debt	26,874,634	23,418,841
Current portion of capital lease obligations	801,605	773,446

Total current liabilities	49,076,258	61,140,026
LONG-TERM DEBT, net of current portion	139,132,863	142,900,265
CAPITAL LEASE OBLIGATIONS, net of current portion	1,632,844	2,040,813
MEMBERS' EQUITY (DEFICIT)
Class A units: 347,671 units issued and outstanding in 2001 and 2000	354,371	354,371
Class B units: 36,035,065 units issued and outstanding in 2001 and 2000	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(111,540,410)	(111,570,983)
Accumulated other comprehensive loss	(1,095,831)	(212,254)

Total members' deficit	(69,914,043)	(69,061,039)

	$119,927,922	$137,020,065

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,

	2001	2000	2001	2000

NET SALES	$32,863,293	$28,664,226	$72,283,090	$54,095,589
COST OF SALES	23,849,205	18,495,011	51,190,128	35,127,762

GROSS PROFIT	9,014,088	10,169,215	21,092,962	18,967,827
OPERATING EXPENSES:
Engineering and development	1,604,947	1,232,232	3,491,202	2,369,853
Selling and marketing	828,274	794,308	1,888,691	1,409,784
General and administrative	2,576,730	1,478,641	5,546,806	2,506,765
Amortization of goodwill and other related intangibles	761,000	117,000	1,520,000	117,000

Total operating expenses	5,770,951	3,622,181	12,446,699	6,403,402

OPERATING INCOME	3,243,137	6,547,034	8,646,263	12,564,425
OTHER INCOME (EXPENSE):
Interest expense	(4,171,064)	(4,073,838)	(8,541,572)	(7,994,941)
Other income (expense)	55,903	67,515	80,486	109,776

Total other income (expense)	(4,115,161)	(4,006,323)	(8,461,086)	(7,885,165)

Income (loss) before income taxes	(872,024)	2,540,711	185,177	4,679,260
Provision for income taxes	59,604	0	154,604	0

NET INCOME (LOSS)	$(931,628)	$2,540,711	$30,573	$4,679,260

NET INCOME (LOSS) PER UNIT:
Basic	$(.03)	$.08	$.00	$0.15

Diluted	$(.03)	$.08	$.00	$0.15

WEIGHTED AVERAGE UNITS OUTSTANDING:
Basic	36,382,736	31,606,075	36,382,736	30,954,037

Diluted	36,382,736	31,951,211	36,552,922	31,209,895

See notes to consolidated financial statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,573	$4,679,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,387,064	1,475,488
Amortization of deferred financing costs	485,502	468,863
Net change in operating assets and liabilities:
Accounts receivable, net	9,710,677	(3,119,911)
Inventories, net	6,748,020	630,006
Prepaid expenses and other current assets	(109,685)	(307,946)
Deposits	(29,148)	(20,508)
Accounts payable	(9,239,744)	(562,495)
Accrued liabilities	(388,983)	1,494,632
Accrued compensation and benefits	(1,697,582)	(946,829)
Accrued interest payable	(396,988)	97,479

Net cash provided by operating activities	8,499,706	3,888,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(668,586)	(825,583)
Investment in ITS, net of cash acquired	0	(51,355,224)

Net cash used in investing activities	(668,586)	(52,180,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	11,770,693	5,000,000
Payments on revolving line of credit	(8,500,000)	(2,477,974)
Payments on obligations under capital leases	(379,810)	(466,583)
Borrowings on long-term debt	0	8,000,000
Payments on long-term debt	(2,900,302)	(1,184,558)
Deferred financing costs	0	(346,984)
Proceeds from sale of units	0	34,299,998
Equity distribution	(2,118,000)	(1,730,000)

Net cash provided by (used in) financing activities	(2,127,419)	41,093,899
Cash effect of exchange rate changes	141,000	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,844,701	(7,198,869)
CASH AND CASH EQUIVALENTS, beginning of period	1,752,826	7,968,576

CASH AND CASH EQUIVALENTS, end of period	$7,597,527	$769,707

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Results of operations for the interim six months ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full fiscal year. The Company's second quarter represented the 13-week periods ended on July 1 in 2001 and July 2 in 2000. For presentation purposes, these fiscal quarters have been referred to as ending on June 30.

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

Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements do not include all the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.

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

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:
	June 30, 2001	December 31, 2000

Raw Material	$19,213,030	$26,593,294
Work-in-process	5,581,255	6,495,045
Finished goods	3,385,440	3,187,406

	$28,179,725	$36,275,745

3.	Income Taxes

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
4.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded through equity are included in comprehensive income. Comprehensive loss for the six months ended June 30, 2001 was $(853,004), which included net income of $30,573 and a loss from foreign currency translation adjustments of $(883,577). The Company's net income was the same as comprehensive income for the six months ended June 30, 2000.
5.	Net Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted income (loss) per unit:
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net Income (Loss)	$(931,628)	$2,540,711	$30,573	$4,679,260

Units:
Weighted-average units outstanding – basic	36,382,736	31,606,075	36,382,736	30,954,037
Effect of dilutive options	0	345,136	170,186	255,858

Weighted-average units outstanding – diluted	36,382,736	31,951,211	36,552,922	31,209,895

Net income (loss) per unit:
Basic	$(.03)	$.08	$.00	$.15

Diluted	$(.03)	$.08	$.00	$.15

             In calculating net loss per unit for the three months ended June 30, 2001, the effect of dilutive options is excluded because it is antidilutive.

6.	New Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed  before July 1, 2001, that were accounted for by the purchase method.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.  The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

7.	Long-Term Debt

             The Company’s credit agreement, which covers its revolving credit facility and term loans, contains financial covenants that are required to be met each quarter.  As of June 30, 2001, the Company was not in compliance with some of these financial covenants.  On August 13, 2001, the Company and its lenders entered into an agreement whereby the lenders waived the financial covenant defaults as of June 30, 2001, and the parties agreed to modifications to the terms of the existing credit agreement, subject to various conditions and final documentation.  Modifications to the existing credit agreement will include, among other things, (1) the guarantee by some of the Company's unit holders, or their equity members, of $10.5 million of the Company's senior debt principal until specific financial ratios are attained, (2) the Company will be restricted from making cash distributions to its equity members until specific financial ratios are attained, (3) the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of subordinated notes so long as specific financial ratios are attained, (4) the maximum availability under the revolving line of credit will be reduced until approximately April 30, 2002, and (5) LIBOR and base rate margins will be increased for revolver borrowings and term loans.   Until the final documentation of an amendment to the credit agreement is completed, the Company will not have access to additional borrowings under its revolving line of credit.  If final documentation of an amendment is not completed by September 14, 2001, the lenders' waiver of the Company's financial covenant defaults will expire and the Company will be subject to remedies provided for in the Company's credit agreement.  Management believes final documentation of an amendment to the Company's credit agreement will be completed with respect to the terms outlined above, prior to September 14, 2001, and that the Company has adequate liquidity to meet its anticipated cash needs for the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

             Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers (OEM's) primarily in the telecommunications, networking and high-end workstation industries. The Company produces its products and related components in sophisticated manufacturing facilities located in Tustin and Irvine, California; Wavre, Belgium; Guadalajara, Mexico; and Bombay, India.

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

             During the first half of 2001, the Company continued to generate the majority of its sales from the communications market segment, particularly the networking and telecommunications sectors.  As a result of recent unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the Company’s sales decreased in the first quarter of 2001 compared to the fourth quarter of 2000, and decreased again in the second quarter of 2001 compared to the first quarter of 2001.  The Company believes that unstable and unpredictable economic conditions will continue, likely resulting in a further decline in revenues in the third quarter of 2001.  If these unfavorable economic conditions persist, the Company’s operating results and financial condition would be adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES

             Net sales increased by approximately 14.6% or $4.2 million to $32.9 million for the three months ended June 30, 2001 from last year's $28.7 million for the three months ended June 30, 2000.

              The higher sales were primarily attributable to the acquisition of ITS, which contributed $14.6 million of sales for the three months ended June 30, 2001, compared to $3.3 million of sales contributed for the period June 15 to June 30, 2000.  Sales of our North American operations decreased by approximately 28.0% or $7.1 million compared to the prior year, due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

              Gross profit decreased by approximately 11.4% or $1.2 million to $9.0 million for the three months ended June 30, 2001 from $10.2 million for the three months ended June 30, 2000. Gross margin for the quarter decreased to 27.4% from 35.5% in the prior year.

             The decrease in gross profit was primarily due to significantly lower gross profit contributed by the North American operations which was attributable to the lower sales.  This was partially offset by gross profit contributed by ITS of  $3.1 million for the three months ended June 30, 2001 compared to $0.8 million for the period June 15 to June 30, 2000.  The decrease in gross margin compared to the prior year was primarily due to the inclusion in 2001 of the ITS operations, which had a lower gross margin than the North American operations.  In addition, the gross margin for the North American operations decreased primarily as a result of a change in product mix.

OPERATING EXPENSES

              Operating expenses for the three months ended June 30, 2001 increased by approximately 59.3% or $2.1 million to $5.8 million from $3.6 million for the three months ended June 30, 2000. As a percentage of sales, operating expenses increased to 17.6% from 12.6% in the second quarter of the prior year.

             The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion in 2001 of the ITS operations and amortization of goodwill and other related intangibles associated with the ITS acquisition.  Partially offsetting the increase in dollars relating to the ITS operations was a decrease in operating expenses for the North American operations.

OPERATING INCOME

             Operating income decreased by approximately 50.5% or $3.3 million to $3.2 million for the three months ended June 30, 2001 from $6.5 million for the three months ended June 30, 2000. Operating margin decreased to 9.9% for the second quarter from 22.8% in the prior year.

             The decrease in operating income was primarily attributable to a decrease in the operating income of the North American operations  which decreased in the second quarter primarily due to the lower sales and decreased gross margin.  Operating income contributed by ITS in the second quarter was offset by amortization of goodwill and other related intangibles associated with the ITS acquisition. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

             Interest expense for the three months ended June 30, 2001 was $4.2 million compared to $4.1 million for the three months ended June 30, 2000. The effect of increased debt during the three months ended June 30, 2001 compared to the prior year's quarter was offset by lower interest rates on the Company's revolver borrowings and term loans in the current year compared to the prior year.

NET INCOME (LOSS)

             As a result of the items discussed above, the Company recorded a net loss of $(0.9) million for the three months ended June 30, 2001 compared to net income of $2.5 million for the three months ended June 30, 2000.
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES

             Net sales increased by approximately 33.6% or $18.2 million to $72.3 million for the six months ended June 30, 2001 from last year's $54.1 million for the six months ended June 30, 2000.

             The higher sales were primarily attributable to the acquisition of ITS, which contributed $28.5 million of sales for the six months ended June 30, 2001, compared to $3.3 million of sales contributed for the period June 15 to June 30, 2000.  Sales of our North American operations decreased by approximately 13.8% or $7.0 million compared to the prior year, due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

             Gross profit increased by approximately 11.2% or $2.1 million to $21.1 million for the six months ended June 30, 2001 from $19.0 million for the six months ended June 30, 2000.  Gross margin for the six months ended June 30, 2001 decreased to 29.2% from 35.1% in the prior year.

             The increase in gross profit was primarily due to the gross profit contributed by ITS, partially offset by a decrease in gross profit contributed by the North American operations resulting  primarily from lower sales. The decrease in gross margin compared to the prior year was primarily due to the inclusion in 2001 of the ITS operations, which had a lower gross margin than the North American operations. In addition, the gross margin for the North American operations decreased primarily as a result of a change in product mix.

OPERATING EXPENSES

             Operating expenses for the six months ended June 30, 2001 increased by approximately 94.4% or $6.0 million to $12.4 million from $6.4 million for the six months ended June 30, 2000. As a percentage of sales, operating expenses increased to 17.2% from 11.8% in the prior year.

             The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion in 2001 of the ITS operations and amortization of goodwill and other related intangibles associated with the ITS acquisition.  Partially offsetting the increase in dollars relating to the ITS operations was a decrease in operating expenses for the North American operations.

OPERATING INCOME

             Operating income decreased by approximately 31.2% or $3.9 million to $8.6 million for the six months ended June 30, 2001 from $12.6 million for the six months ended June 30, 2000. Operating margin decreased to 12.0% for the current year's period from 23.2% in the prior year.

             The decrease in operating income was primarily attributable to a decrease in the operating income of the North American operations resulting primarily from lower sales and decreased gross margin. Operating income contributed by ITS in the current year's period was offset by amortization of goodwill and other related intangibles associated with the ITS acquisition. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.
INTEREST EXPENSE

             Interest expense for the six months ended June 30, 2001 was $8.5 million compared to $8.0 million for the six months ended June 30, 2000. This increase was primarily due to the additional debt incurred in June 2000 in connection with the ITS acquisition.

NET INCOME

             As a result of the items discussed above, net income decreased to approximately breakeven for the six months ended June 30, 2001 from $4.7 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

             Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2001 compared to $3.9 million for the six months ended June 30, 2000. Cash provided by operating activities for 2001 reflects net income of approximately zero, depreciation and amortization of $3.4 million and decreases of $9.7 million in accounts receivable and $6.7 million in inventory, partially offset by decreases of $9.2 million in accounts payable and $1.7 million in accrued compensation and benefits. Cash provided by operating activities for 2000 reflects net income of $4.7 million, depreciation and amortization of  $1.5 million, and a $1.5 million increase in accrued liabilities, partially offset by an increase of $3.1 million in accounts receivable.

             Net cash used in investing activities for the six months ended June 30, 2000 primarily consists of $51.4  million for the purchase of ITS, net of acquired cash.

             Net cash used in financing activities of $2.1 million for the six months ended June 30, 2001 primarily reflects $2.9 million of payments on long-term debt and an equity distribution of $2.1 million, partially offset by a $3.3 million net increase in revolving credit borrowings. Net cash provided by financing activities of  $41.1 million for the six months ended June 30, 2000 primarily reflects proceeds from bank borrowings aggregating $13.0 million and $34.3 million from the sale of units, which were used to finance the purchase of ITS.

LIQUIDITY

             Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. The Company's current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes.

             The Company's historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2001, the Company expects capital expenditures to be approximately $2 million to $3 million.

             As of June 30, 2001, the Company's borrowings consisted of $100 million of senior subordinated notes and $66.0 million of borrowings under its various credit facilities, including $15.1 million drawn under its $25 million domestic revolving credit facility. The Company is not subject to any amortization requirements under the subordinated notes prior to maturity in 2009, but it is required to make scheduled repayments under certain term loans.

             The Company’s credit agreement, which covers its revolving credit facility and term loans, contains financial covenants that are required to be met each quarter.  As of June 30, 2001, the Company was not in compliance with some of these financial covenants.  On August 13, 2001, the Company and its lenders entered into an agreement whereby the lenders waived the financial covenant defaults as of June 30, 2001, and the parties agreed to modifications to the terms of the existing credit agreement, subject to various conditions and final documentation.  Modifications to the existing credit agreement will include, among other things, (1) the guarantee by some of the Company's unit holders, or their equity members, of $10.5 million of the Company's senior debt principal until specific financial ratios are attained, (2) the Company will be restricted from making cash distributions to its equity members until specific financial ratios are attained, (3) the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of subordinated notes so long as specific financial ratios are attained, (4) the maximum availability under the revolving line of credit will be reduced until approximately April 30, 2002, and (5) LIBOR and base rate margins will be increased for revolver borrowings and term loans.   Until the final documentation of an amendment to the credit agreement is completed, the Company will not have access to additional borrowings under its revolving line of credit.  If final documentation of an amendment is not completed by September 14, 2001, the lenders' waiver of the Company's financial covenant defaults will expire and the Company will be subject to remedies provided for in the Company's credit agreement.  Management believes final documentation of an amendment to the Company's credit agreement will be completed with respect to the terms outlined above, prior to September 14, 2001, and that the Company has adequate liquidity to meet its anticipated cash needs for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

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

             In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were intially recognized.  The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

             FORWARD-LOOKING STATEMENTS

             Statements in this report containing the words "believes," "anticipates,", "expects," and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company's substantial leverage and restrictive covenants in its debt agreements, (2) reductions in sales to any of the Company's significant customers or in customer capacity generally, (3) changes in the Company's sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company's established supply channels, and (6) the additional risk factors identified in the Company's Annual Report on Form 10-K dated December 31, 2000 and those described from time to time in the Company's other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at June 30, 2001.

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

             The Company had approximately $66 million in variable rate debt outstanding at June 30, 2001. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

             As a result of the ITS acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

             The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at June 30, 2001 will have a material adverse effect on its financial condition or results of operations.

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

The Company did not file any reports on Form 8-K during the 13-week period  ended July 1, 2001.

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

Cherokee International, LLC

Date: August 15, 2001	/s/ R. Van Ness Holland, Jr.

R. Van Ness Holland, Jr.
Chief Financial Officer