Form 10-Q
period 2001-09-30
CHEROKEE INTERNATIONAL LLC
filed 2001-11-14
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

CHEROKEE INTERNATIONAL, LLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2001	December 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,231,259	$1,752,826
Accounts receivable, net of allowance for doubtful accounts of $307,000 and $259,886 as of September 30, 2001 and December 31, 2000, respectively	21,403,399	32,819,473
Inventories, net	25,191,174	36,275,745
Prepaid expenses and other current assets	917,731	628,512

Total current assets	50,743,563	71,476,556
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $12,298,764 and $9,574,286 as of September 30, 2001 and December 31, 2000, respectively	14,993,002	17,062,279
DEPOSITS	433,569	306,046
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,238,757 and $1,510,504 as of September 30, 2001 and December 31, 2000, respectively	3,668,748	4,219,184
GOODWILL AND OTHER RELATED INTANGIBLES, net of accumulated amortization of $3,929,000 and $1,648,000 as of September 30, 2001 and December 31, 2000, respectively	41,679,000	43,956,000

	$111,517,882	$137,020,065

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,255,089	$19,616,135
Accrued liabilities	4,911,948	4,818,026
Accrued compensation and benefits	6,509,564	7,688,487
Accrued interest payable	5,113,567	2,707,091
Accrued distribution payable	0	2,118,000
Current portion of long-term debt	19,351,325	23,013,841
Current portion of capital lease obligations	1,148,068	1,178,446

Total current liabilities	45,289,561	61,140,026
LONG-TERM DEBT, net of current portion	136,107,015	141,801,265
CAPITAL LEASE OBLIGATIONS, net of current portion	2,242,322	3,139,813
MEMBERS' EQUITY (DEFICIT)
Class A units: 347,671 units issued and outstanding in 2001 and 2000	354,371	354,371
Class B units: 36,035,065 units issued and outstanding in 2001 and 2000	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(114,356,654)	(111,570,983)
Accumulated other comprehensive loss	(486,560)	(212,254)

Total members' deficit	(72,121,016)	(69,061,039)

	$111,517,882	$137,020,065

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

NET SALES	$25,994,675	$43,205,357	$98,277,765	$97,300,946
COST OF SALES	18,840,104	28,385,364	70,030,232	63,513,126

GROSS PROFIT	7,154,571	14,819,993	28,247,533	33,787,820
OPERATING EXPENSES:
Engineering and development	1,530,561	1,855,283	5,021,763	4,225,136
Selling and marketing	900,736	1,667,600	2,789,427	3,077,384
General and administrative	2,757,049	3,235,008	8,303,855	5,741,773
Amortization of goodwill and other related intangibles	761,000	723,000	2,281,000	840,000

Total operating expenses	5,949,346	7,480,891	18,396,045	13,884,293

OPERATING INCOME	1,205,225	7,339,102	9,851,488	19,903,527
OTHER INCOME (EXPENSE):
Interest expense	(4,066,543)	(4,363,326)	(12,608,115)	(12,358,267)
Other income	111,894	42,772	192,380	152,548

Total other income (expense)	(3,954,649)	(4,320,554)	(12,415,735)	(12,205,719)

Income (loss) before income taxes	(2,749,424)	3,018,548	(2,564,247)	7,697,808
Provision for income taxes	66,820	0	221,424	0
NET INCOME (LOSS)	$(2,816,244)	$3,018,548	$(2,785,671)	$7,697,808

NET INCOME (LOSS) PER UNIT:
Basic	$(.08)	$.08	$(.08)	$0.24
Diluted	$(.08)	$.08	$(.08)	$0.23

WEIGHTED AVERAGE UNITS OUTSTANDING:
Basic	36,382,736	36,297,935	36,382,736	32,735,337
Diluted	36,382,736	36,643,071	36,382,736	33,020,954

See notes to condensed consolidated financial statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,785,671)	$7,697,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,044,438	3,067,137
Amortization of deferred financing costs	728,253	710,300
Net change in operating assets and liabilities:
Accounts receivable, net	11,006,074	(6,022,126)
Inventories, net	10,658,571	(2,896,091)
Prepaid expenses and other current assets	(297,219)	(463,060)
Deposits	(127,523)	(77,587)
Accounts payable	(10,998,352)	253,799
Accrued liabilities	201,922	384,438
Accrued compensation and benefits	(1,024,923)	(137,115)
Accrued interest payable	2,407,476	2,592,299
Net cash provided by operating activities	14,813,046	5,109,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(955,161)	(1,558,449)
Investment in ITS, net of cash acquired	0	(51,895,775)

Net cash used in investing activities	(955,161)	(53,454,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	14,675,736	15,585,894
Payments on revolving line of credit	(19,376,000)	(8,477,974)
Payments on obligations under capital leases	(804,869)	(648,182)
Borrowings on long-term debt	0	8,000,000
Payments on long-term debt	(4,585,502)	(3,823,104)
Deferred financing costs	(177,817)	(346,984)
Proceeds from sale of units	0	34,299,998
Equity distribution	(2,118,000)	(3,843,000)

Net cash provided by (used in) financing activities	(12,386,452)	40,746,648
Cash effect of exchange rate changes	7,000	(234,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,478,433	(7,831,774)
CASH AND CASH EQUIVALENTS, beginning of period	1,752,826	7,968,576

CASH AND CASH EQUIVALENTS, end of period	$3,231,259	$136,802

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The information set forth in the accompanying condensed consolidated financial statements is unaudited and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Cherokee International, LLC (the "Company") for the periods indicated.

Results of operations for the interim nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full fiscal year. The Company's third quarter represented the 13-week periods ended on September 30 in 2001 and October 1 in 2000. For presentation purposes, these fiscal quarters have been referred to as ending on September 30.

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. One such subsidiary, Cherokee International Finance, Inc., was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% senior subordinated notes and has no independent assets or operations. All significant intercompany accounts and transactions have been eliminated.

Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.

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

Reclassifications have been made to the 2000 presentation to conform with the 2001 presentation.

2.	Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

	September 30, 2001	December 31, 2000

Raw Material	$16,036,792	$26,593,294
Work-in-process	5,728,622	6,495,045
Finished goods	3,425,760	3,187,406

	$25,191,174	$36,275,745

3.	Income Taxes

The Company is a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based  on income of a limited liability company are payable by the Company’s  individual members. Accordingly, no provision for U.S. federal income taxes  has been provided in the accompanying financial statements. Provisions for California franchise tax and fees are not significant for any period presented. The Company’s provision for income taxes primarily relates to operations in Mexico and Belgium which are subject  to income taxes on earnings generated in those countries.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded through equity are included in comprehensive income (loss). Comprehensive loss for the nine months ended September 30, 2001 was $3,059,977, which included net loss of $2,785,671 and a loss from foreign currency translation adjustments of $274,306. Comprehensive income for the nine months ended September 30, 2000 was $6,870,257, which included net income of $7,697,808 and a loss from foreign currency translation adjustments of  $827,551.

5.	Net Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net Income (Loss)	$(2,816,244)	$3,018,548	$(2,785,671)	$7,697,808

Units:
Weighted-average units outstanding – basic	36,382,736	36,297,935	36,382,736	32,735,337
Effect of dilutive options	0	345,136	0	285,617

Weighted-average units outstanding – diluted	36,382,736	36,643,071	36,382,736	33,020,954

Net income (loss) per unit:
Basic	$(.08)	$.08	$(.08)	$.24

Diluted	$(.08)	$.08	$(.08)	$.23

In calculating net loss per unit for the three and nine months ended September 30, 2001, the effect of dilutive options is excluded because it is antidilutive.

6.	New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and all derivatives are to be reported on the balance sheet at fair market value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed  before July 1, 2001, that were accounted for by the purchase method.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.  The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 financial statements.

In August 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position and results of operations.

7.	Long-Term Debt

             On September 26, 2001, the Company's credit agreement with its lenders was amended to include provisions that specify among other things, (1) that some of the Company’s unitholders, or their equity members, will guarantee $10.5 million of the Company’s senior debt principal until specific financial ratios are attained, (2) that the Company will be restricted from making cash distributions to its equity members until specific financial ratios are attained, (3) that the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of senior subordinated notes so long as specified financial ratios are attained, (4) that the maximum availability under the revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial convenant ratios required in future periods have been modified.  As of September 30, 2001, the Company was in compliance with its debt covenants.

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

             During the nine months ended September 30, 2001, the Company continued to generate the majority of its sales from the communications market segment, particularly the networking and telecommunications sectors.  As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the Company’s sales have decreased in each quarter of 2001, compared to the immediately preceding quarter.  The Company believes that unstable and unpredictable economic conditions will continue, which may result  in a further decline in revenues in the fourth quarter of 2001.  If these unfavorable economic conditions persist, the Company’s operating results and financial condition would be adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

             Net sales decreased by approximately 39.8% or $17.2 million to $26.0 million for the three months ended September 30, 2001 from last year's $43.2 million for the three months ended September 30, 2000.  Sales of our North American operations decreased by approximately 52.6% or $15.5 million compared to the prior year, due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

              Gross profit decreased by approximately 51.7% or $7.7 million to $7.2 million for the three months ended September 30, 2001 from $14.8 million for the three months ended September 30, 2000. Gross margin for the quarter decreased to 27.5% from 34.3% in the prior year.

             The decrease in gross profit was primarily due to significantly lower gross profit contributed by the North American operations which was attributable to the lower sales.   The decrease in gross margin compared to the prior year was primarily a result of a change in product mix, along with an increase in factory overhead expenses as a percentage of net sales for the North American operations.

OPERATING EXPENSES

              Operating expenses for the three months ended September 30, 2001 decreased by approximately 20.5% or $1.5 million to $5.9 million from $7.5 million for the three months ended September 30, 2000. As a percentage of sales, operating expenses increased to 22.9% from 17.3% in the third quarter of the prior year.

             The decrease in operating expenses was primarily attributable to reductions in our workforce and other cost control measures implemented during 2001 in response to unfavorable economic conditions.

OPERATING INCOME

             Operating income decreased by approximately 83.6% or $6.1 million to $1.2 million for the three months ended September 30, 2001 from $7.3 million for the three months ended September 30, 2000. Operating margin decreased to 4.6% for the third quarter from 17.0% in the prior year.

             The decrease in operating income was primarily attributable to a decrease in the operating income of the North American operations  which decreased in the third quarter primarily due to the lower sales and decreased gross margin.  Operating income contributed by ITS in the third quarter increased from the prior year due to a favorable change in product mix. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

             Interest expense for the three months ended September 30, 2001 was $4.1 million compared to $4.4 million for the three months ended September 30, 2000. The effect of increased debt during the three months ended September 30, 2001 compared to the prior year's quarter was offset by lower interest rates on the Company's revolver borrowings and term loans in the current year compared to the prior year.

NET INCOME (LOSS)

             As a result of the items discussed above, the Company recorded a net loss of $2.8 million for the three months ended September 30, 2001 compared to net income of $3.0 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

             Net sales increased by approximately 1.0% or $1.0 million to $98.3 million for the nine months ended September 30, 2001 from last year's $97.3 million for the nine months ended September 30, 2000.

             The higher sales were primarily attributable to the acquisition of ITS, which contributed $40.5 million of sales for the nine months ended September 30, 2001, compared to $17.1 million of sales contributed for the period June 15 to September 30, 2000.  Sales of our North American operations decreased by approximately 28.0% or $22.5 million compared to the prior year, due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

             Gross profit decreased by approximately 16.4% or $5.5 million to $28.2 million for the nine months ended September 30, 2001 from $33.8 million for the nine months ended September 30, 2000.  Gross margin for the nine months ended September 30, 2001 decreased to 28.7% from 34.7% in the prior year.

             The decrease in gross profit was primarily due to a decrease in gross profit contributed by the North American operations resulting  primarily from lower sales, partially offset by an increase in gross profit contributed by the European operations acquired in June 2000. The decrease in gross margin compared to the prior year was primarily due to lower gross margin for the North American operations primarily as a result of a change in product mix and increased factory overhead expenses as a percentage of net sales.

OPERATING EXPENSES

             Operating expenses for the nine months ended September 30, 2001 increased by approximately 32.5% or $4.5 million to $18.4 million from $13.9 million for the nine months ended September 30, 2000. As a percentage of sales, operating expenses increased to 18.7% from 14.3% in the prior year.

             The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion in 2001 of a full nine months of ITS operations and amortization of goodwill and other related intangibles associated with the ITS acquisition.  Partially offsetting the increase in dollars relating to the ITS operations was a decrease in operating expenses for the North American operations resulting primarily from reductions in our workforce and other cost control measures implemented during 2001.

OPERATING INCOME

             Operating income decreased by approximately 50.5% or $10.0 million to $9.9 million for the nine months ended September 30, 2001 from $19.9 million for the nine months ended September 30, 2000. Operating margin decreased to 10.0% for the current year's period from 20.5% in the prior year.

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

INTEREST EXPENSE

             Interest expense for the nine months ended September 30, 2001 was $12.6 million compared to $12.4 million for the nine months ended September 30, 2000. This increase was primarily due to the additional debt incurred in June 2000 in connection with the ITS acquisition, partially offset by lower interest rates on the Company’s revolver borrowings and term loans in the current year’s period.

NET INCOME

             As a result of the items discussed above, the company reported a net loss of $2.8 million for the nine months ended September 30, 2001 compared to net income of $7.7 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

             Net cash provided by operating activities was $14.8 million for the nine months ended September 30, 2001 compared to $5.1 million for the nine months ended September 30, 2000. Cash provided by operating activities for 2001 reflects net loss of approximately $2.8 million, depreciation and amortization of $5.0 million, decreases of $11.0 million in accounts receivable and $10.7 million in inventory and an increase in accrued interest payable of $2.4 million, partially offset by decreases of $11.0 million in accounts payable and $1.0 million in accrued compensation and benefits. Cash provided by operating activities for 2000 reflects net income of $7.7 million, depreciation and amortization of  $3.1 million, and an increase of $2.6 million in accrued interest payable, partially offset by an increases of $6.0 million in accounts receivable and $2.9 million in inventory.

             Net cash used in investing activities for the nine months ended September 30, 2000 primarily consists of $51.9  million for the purchase of ITS, net of acquired cash.

             Net cash used in financing activities of $12.4 million for the nine months ended  September 30, 2001 primarily reflects a net reduction of $4.7 million in revolving credit borrowing, and $4.6 million of payments on long-term debt and an equity distribution of $2.1 million. Net cash provided by financing activities of  $40.7 million for the nine months ended September 30, 2000 primarily reflects proceeds from bank borrowings aggregating $13.0 million and $34.3 million from the sale of units, which were used to finance the purchase of ITS, partially offset by payments on long-term debt of $3.8 million and equity distributions of $3.8 million.

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

             As of  September 30, 2001, the Company's borrowings consisted of $100 million of senior subordinated notes and $58.8 million of borrowings under its various credit facilities, including $7.2 million drawn under its $25 million domestic revolving credit facility. The Company is not subject to any amortization requirements under the senior subordinated notes prior to maturity in 2009, but it is required to make scheduled principal payments under certain term loans.

             On September 26, 2001, the Company's credit agreement with its lenders was amended to include provisions that specify among other things, (1) that some of the Company’s unitholders, or their equity members, will guarantee $10.5 million of the Company’s senior debt principal until specific financial ratios are attained, (2) that the Company will be restricted from making cash distributions to its equity members until specific financial ratios are attained, (3) that the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of senior subordinated notes so long as specified financial ratios are attained, (4) that the maximum availability under the revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial covenant ratios required in future periods have been modified.

NEW ACCOUNTING PRONOUNCEMENTS

             Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, is effective for all fiscal years beginning after June 15, 2000.  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and all derivatives are to be reported on the balance sheet at fair market value. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

             In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were intially recognized.  The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 financial statements.

             In August 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position and results of operations.

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

             Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at September 30, 2001.

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

             The Company had approximately $59 million in variable rate debt outstanding at September 30, 2001. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.5 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

             As a result of the ITS acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

             The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at September 30, 2001 will have a material adverse effect on its financial condition or results of operations.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	EXHIBITS:

3.1*	Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

3.2*	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of
June 28, 1999.

3.3*	Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of
June 28, 1999.

3.4**	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of
June 12, 2000.

3.5**	Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of
June 14, 2000.

10.1***	Waiver and Third Amendment to Credit Agreement dated as of September 26, 2001, by and between Cherokee International, LLC, Heller Financial, Inc., and the Lenders signatory thereto.

(b)	REPORTS ON FORM 8-K

On October 4, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5 an amendment to the Company’s credit agreement.

*Incorporated by reference to designated exhibit to the Company's Registration  Statement on Form S-4 (File No. 333-82713).

** Incorporated by reference to designated exhibit to the Company's Quarterly  Report on Form 10-Q, dated July 2, 2000.

*** Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K, dated October 4, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cherokee International, LLC

Date: November 14, 2001	/s/ R. Van Ness Holland, Jr.

R. Van Ness Holland, Jr.
Chief Financial Officer