Form 10-K
period 2001-12-31
CHEROKEE INTERNATIONAL LLC
filed 2002-04-01
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                       .

CHEROKEE INTERNATIONAL, LLC

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0696451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2841 DOW AVENUE, TUSTIN, CALIFORNIA 92780
(Address of principal executive offices)

(714) 544-6665
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

The voting membership units of the registrant are not publicly traded. All of the voting membership units are held by affiliates of the registrant.

The number of the registrant’s outstanding voting and non-voting membership units was 36,382,736 as of March 15, 2002.

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

•   TIME TO MARKET: A critical factor in a customer’s selection of a power supply manufacturer is the time to market of the power supply. Time to market is the time required to design, engineer, manufacture and deliver the product to a customer. We have established a track record of consistently providing high quality products with short times to market. We streamline the design and production processes by employing experienced personnel, providing them with sophisticated state of the art equipment and tools and encouraging our engineers to communicate directly with our customers’ engineers throughout the design and manufacturing process. In addition, we are one of the few companies in the industry with the ability to self certify our products for virtually all safety agencies. Our unique design and production methodologies, along with strategically located operations in North America and Europe, help increase production efficiency, enhance our customer relationships and avoid delays in communication and the exchange of designs and prototypes that burden many of our competitors that depend on their overseas manufacturing facilities.

•   STRONG PARTNERSHIPS WITH BLUE CHIP CUSTOMER BASE: We provide products to leading OEMs such as Alcatel, Brocade, Cisco, Hewlett-Packard, IBM, Juniper, Lucent, Motorola, Network Appliance, Nortel, Riverstone and Silicon Graphics. We have been doing business with many of our customers for over 10 years. We believe that our customers continue to seek long-term partnerships with a small number of core suppliers like Cherokee. Our relationships are strengthened by the fact that we work jointly with many of our customers in the design and development of new products, which our customers partially fund. We believe that as a result of these factors we have been successful in building our share with many of these customers over the last several years.

•   RECURRING SALES: Our products are generally used for the entire life cycle of a customer’s end products, providing a base of recurring sales from year to year. We have found that OEMs generally prefer not to change suppliers once a power supply has been designed into a product, due to the fact that such a change often requires time-consuming and costly re-testing and re-certification by the customer and one or more regulatory agencies. It is also very difficult for another manufacturer to precisely and economically replicate a power supply unit which is already incorporated into a product. The life cycle of our customers’ products range from approximately 2 to 10 years.

•   LOW COST STATE OF THE ART OPERATIONS: Our sophisticated engineering capabilities, in-house production of certain critical components, highly automated manufacturing processes and state of the art testing equipment enable us to operate extremely efficiently, thereby enhancing profitability, flexibility and competitiveness. The following initiatives have lowered our overall cost of production and enhanced profit margins:

•   in-house manufacturing of labor intensive magnetic sub-assemblies at our facilities in India;

•   use of common componentry in our product designs, including in our highly customized products, thereby reducing development and production costs;

•   procurement of raw materials and components directly from manufacturers, rather than distributors;

•   use of continuous flow manufacturing lines and computer controlled surface mount assembly, or SMT, machines to improve quality and yield rates;

•   procurement and maintenance of state of the art equipment resulting in limited maintenance capital expenditures; and

•   refinement of our systems and processes to increase overall operational efficiency.

•   COMMITMENT TO QUALITY AND SERVICE: We believe that in addition to short lead times and competitive prices, our commitment to provide consistent, high quality products and services forms the basis of our strong customer relationships. We manufacture high quality products using advanced testing methods to monitor our sophisticated design and manufacturing techniques (such as Computer Aided Design and Computer Aided Engineering). In addition to testing performed during the design and manufacturing process, we test 100% of our finished products using automated test equipment.

With the exception of a facility in India, all of our facilities and manufacturing processes are ISO 9000 certified.

•   EXPERIENCED MANAGEMENT: Pat Patel, our Chairman, founded Cherokee Corporation in 1978, formed Cherokee International, LLC as a California limited liability company on March 28, 1996, and has over 30 years experience in the industry. Jeff Frank, our President and Chief Executive Officer, joined Cherokee in September 2001 and has over 18 years experience in the electronics industry. Mr. Frank is supported by a senior management team including Bud Patel (no relationship to Pat Patel), Dennis Pouliot, Howard Ribaudo and Van Holland who have combined industry experience of over 100 years.

BUSINESS STRATEGY

Our objective is to be the supplier of choice to a targeted group of industry leading OEMs who require sophisticated power supply solutions and who are likely to have substantial volume requirements. To achieve this objective, our strategy is to continue to differentiate ourselves through advanced design and engineering, shorter time to market and superior product performance, quality and service. Our strategy focuses on maximizing profitability and expanding the business through:

•   FOCUSING ON HIGH GROWTH, HIGH MARGIN, MARKETS: A substantial majority of our 2001 sales were to the networking, telecommunications and high-end workstations markets, which are expected to grow over the long term primarily due to the increase in demand for internet/intranet, wireless and other communications. We achieve higher margins in these markets due to their highly sophisticated design and engineering requirements and the high demands for technical expertise required to serve them. Focusing on these high growth areas also allows us to work with the most sophisticated customers, which further improves our technological and knowledge base and enables us to create products that can form the basis for an expanding and more sophisticated product catalog.

•   LEVERAGING CUSTOMER RELATIONSHIPS: We have strong relationships with industry leaders in the high growth networking, telecommunications and high-end workstations. We plan to leverage our in-depth knowledge of our customers and their needs and continue to increase our share of our customers’ business. We believe that our long-standing customer relationships, coordinated engineering services and flexible manufacturing capabilities provide us with a significant advantage when bidding for new business.

•     EXPANDING PRODUCT OFFERING AND MARKET APPLICATIONS: We plan to continue to broaden our existing product line to attract new customers and to capture a larger portion of our existing customers’ business. Although we may at any time decide otherwise, products we presently plan to offer in the future include a larger catalog of higher margin product offerings for multiple applications, higher power range products for the increased requirements of internet/intranet, telecommunications and wireless and other applications and new DC to DC products to provide more complete power solutions for communication systems such as telecommunication switches.

•   EXPANDING CUSTOMER BASE: We have leveraged our reputation and success with our existing blue chip customer base to attract new customers with significant growth prospects and high-margin product requirements. We plan to continue expanding our customer base through increased marketing, heightened use of our network of independent sales representatives and further development of collaborative relationships in design and engineering. To help achieve this expansion, we compensate our independent sales representatives with additional incentives to attract new customers and provide them with a significant level of support.

•   CONTINUALLY REDUCING COSTS THROUGH DISCIPLINED DESIGN AND LOW COST PROCUREMENT: We seek to remain a low cost provider through continued disciplined design techniques that incorporate common componentry and circuitry and through the negotiation of long-term contracts for the procurement of raw materials and components directly with certain suppliers rather than purchasing through distributors. In addition, where appropriate we will continue to invest in new technologies to increase automation and lower costs.

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

PRODUCT TYPES—CUSTOM, STANDARD AND MODIFIED STANDARD

Custom power supplies are designed for a specific customer to meet the exact form, fit and function for a specific application. Custom products are characterized by (1) lead times of 4 to 12 months from initial prototype to full production; (2) up-front engineering costs; and (3) relatively high volume production requirements. They are attractive to OEMs because they provide maximum design flexibility and allow the use of special features. Standard “off-the-shelf” power supplies are products designed to appeal to a wide range of customers for use in a variety of different applications. Standard power supplies offer benefits to the OEM because there are no up-front engineering charges or minimum order quantities and the product is readily available, which allows the OEM to reduce its time-to-market for new products. In addition, standard products have lower risks associated with technology, production ramps, and customer product qualification. Modified standard power supplies are standard products that have been altered in a way that does not change the basic product architecture. Modified standard products, as compared with custom products, are characterized by (1) shorter lead times; (2) lower up-front engineering costs; and (3) smaller minimum order quantities.

PRODUCT LINE

Over our more than 20-year history, we have developed an extensive range of switch mode power supply products. These products, containing magnetic assemblies, circuits and components, convert AC power to DC power and maintain voltage levels within specific limits. Our products cover a broad range of applications, from 10 to 14,000 watts for AC/DC power supplies, and from 20 to 1,000 watts for DC/DC converters. Our power supplies are self-contained units, range in weight from one half of a pound to thirty pounds and are normally incorporated inside our customers’ end products.

We plan to continue to broaden our existing product line to include a larger catalog of higher margin product offerings for multiple applications, higher power range products for the increased requirements of internet/intranet, wireless and other communications applications and new DC to DC products to provide distributed power architecture capability for telecommunication systems.

CUSTOMERS AND APPLICATIONS

Our base of OEM customers are in diverse markets such as telecommunications, networking, high-end workstations (excluding PCs), industrial process controls and other electronic equipment industries. Many of the OEMs are Fortune 500 companies and leaders in their respective industries.

During 2001, our top 10 customers accounted for approximately 54% of our sales.

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

BACKLOG

Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next four months. Our backlog was approximately $25.1 million at December 31, 2001, $75.0 million at December 31, 2000, and $35.1 million at December 31, 1999. In addition, we are currently working on numerous customer initiated engineering and design projects, which we expect will result in additional future revenue.

Although customers are generally able to cancel or reschedule deliveries, subject to cancellation fees or carrying cost charges in certain circumstances, our backlog has historically been a reliable indicator of our future revenues. However, subsequent to December 31, 2000, we began to experience an industry-wide slowdown which caused many of our customers to reschedule or cancel certain orders with us. As a result, revenues for 2001 were adversely affected by these deferrals or cancellations of orders. We believe unstable and unpredictable economic and industry conditions may continue. If these conditions persist, our operating results and financial condition could be adversely affected.

MANUFACTURING PROCESS AND QUALITY CONTROL

A typical power supply consists primarily of one or more printed circuit boards, electronic and electromagnetic components and a sheet metal chassis. The production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards encompassing highly automated SMT.

In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. We have seven SMT lines located throughout our facilities. SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line is capable of placing as many as 40,000 parts per hour, with each machine hour equating to approximately 50 labor hours.

In addition to increasing automation of our facilities, we have standardized our operations to include self-contained continuous flow manufacturing lines, which incorporate flow solder machines, in-circuit test machines, highly advanced computer controlled burn-in equipment, automated final test machines, ongoing reliability test equipment, standardized processes and measurements on all lines.

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

Our sophisticated manufacturing facilities in Tustin, California; Irvine, California; Guadalajara, Mexico; and Wavre, Belgium, are ISO 9000 certified. Our facilities in India manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into many of our final products.

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

ENGINEERING AND PRODUCT DEVELOPMENT

Our engineering and product development activities are principally directed to the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products. Product development is performed by a group of approximately 80 engineers and technicians located primarily in Tustin, California and Wavre, Belgium.

Our total expenditures for engineering and product development were $6.5 million, $6.1 million, and $4.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

INTELLECTUAL PROPERTY MATTERS

We do not believe that intellectual property or branding is a significant competitive factor in the power supply industry. As a result, we do not rely to a significant extent upon proprietary rights in the conduct of our business.

EMPLOYEES

At December 31, 2001, we employed approximately 973 full-time employees at our facilities in the following capacities:

INDIVIDUALS EMPLOYED
Manufacturing	751
Engineering	88
Quality	37
Marketing	34
General Administrative	63
Total	973

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

ITS ACQUISITION

On June 15, 2000, we completed the acquisition of Industrial and Telecommunication Systems, or ITS, which we have subsequently named Cherokee Europe. The acquisition of ITS substantially increased our European presence and strengthened our capabilities in the telecommunications system market. ITS is primarily a leading designer and manufacturer of custom designed power supplies for OEMs of telecommunications systems, Internet infrastructure, and medical and industrial applications.

RISK FACTORS

                We are subject to a variety of risks in our business, including the following:

OUR SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS COULD IMPEDE OUR OPERATIONS AND FLEXIBILITY

We have a large amount of outstanding debt compared to the net book value of our assets and we have substantial repayment obligations and interest expense. As of December 31, 2001, we had:

•   total consolidated debt of approximately $158.1 million; and

•   members’ deficit of approximately $76.1  million.

Our level of debt and the limitations imposed on us by our debt agreements could have other important consequences to us, including the following:

•   we have less ability to satisfy our obligations with respect to our 10 1/2% Senior Subordinated Notes due 2009;

•   we have to use a substantial portion of our cash flow from operations for debt service rather than for our operations;

•   we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes;

•   we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and react to changes in market or industry conditions;

•   we are more vulnerable to general adverse economic and industry conditions; and

•   we are disadvantaged compared to competitors with lower levels of outstanding debt compared to net book value of assets.

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

WE MAY FAIL TO COMPLY WITH CERTAIN FINANCIAL COVENANTS AND MAY HAVE A SHORTAGE IN LIQUIDITY, EITHER OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OUR FINANCIAL RESULTS

                On September 26, 2001, our credit agreement with our lenders was amended to include provisions that specify among other things, (1) that some of our unitholders, or their equity members, will guarantee $10.5 million of our senior debt principal until specific financial ratios are attained, (2) that we will be restricted from making cash distributions to our unitholders until specific financial ratios are attained, (3) that we will be permitted to make our interest payments due in November 2002 relating to our $100 million of senior subordinated notes so long as specific financial ratios are attained, (4) that the maximum availability under our revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial covenant ratios required in future periods have been modified, including provisions allowing our unitholders to make capital contributions to us which will be treated as earnings (as defined) for purposes of calculating debt covenants.

                Based upon our present expectations, we anticipate that we may not be in compliance with certain financial covenants under our credit agreement at June 30, 2002, or earlier, without additional financing from our majority unitholders. In addition, we believe that cash flow from operations and available borrowing capacity may not be adequate to meet our anticipated cash requirements, including operating requirements, planned capital expenditures and debt service, for the last six months of the year, or earlier, without additional financing from our majority unitholders.

                We are currently considering alternatives to address these issues, which may include (i) an amendment or restructuring of our credit agreement to provide additional liquidity and room under certain financial covenants, (ii) a refinancing of our credit agreement, (iii) the infusion of additional equity by our unitholders, or (iv) some combination of the above.  Based upon the Company's current business plans and prospects, management expects that its restructuring alternatives, the $10.5 million guaranty by certain unitholders and funding from its unitholders, if necessary, will enable the Company to meet its obligations and comply with its debt covenants through December 31, 2002.

                We cannot provide any assurances that we will be successful in obtaining any desired results on satisfactory terms or as to what effect any of the foregoing, if obtained, may have on our future business operations. In the event that we do not succeed in improving our liquidity and avoiding a covenant or payment default under our credit agreement or a payment default under the indenture governing our senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and require our unitholders, or their equity members, to contribute $10.5 million to our senior debt principal under the terms of the guaranty they provided. The guarantors would be subrogated to rights of the lenders under the credit agreement, on a basis senior to the senior subordinated notes. In the event of a payment default under the indenture or the credit agreement or in the event of an acceleration of amounts due under our credit agreement, the holders of the senior subordinated notes could also accelerate the maturity of the outstanding senior subordinated notes.

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

During 2001, our top ten customers accounted for approximately 54% of our sales. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers. As a result, we cannot assure that a customer will not transfer, reduce the volume of, or cancel a purchase order, each of which could adversely affect our financial condition or results of operations. In addition, as a provider of power supplies to OEMs, our sales are dependent upon the success of the underlying products of which our power supplies are a component.

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

The markets for our products are characterized by:

•   rapidly changing technologies;

•   increasing customer demands;

•   evolving industry standards;

•   frequent new product introductions; and

•   in some cases, shortening product life cycles.

Generally, our customers purchase power supplies from us for the life cycle of a product. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the life cycle of our customers’ products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently. We cannot assure that we will successfully develop, introduce or manage the transition of new products. The failure of or the delay in anticipating technological advances or developing and marketing product enhancements or new products that respond to any significant technological change or change in customer demand could have a material adverse effect on our financial condition or results of operations.

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

We are dependent on our suppliers for timely shipments of components. We typically use a primary source of supply for each component used in our products. Establishing alternate primary sources of supply, if needed, could take a significant period of time which could result in supply shortages and could result in increased prices. In some cases components are sourced from only one manufacturer and an interruption in supply could materially adversely affect our operations. Any shortages of particular components, including components manufactured in our India facilities, could increase product delivery times and/or costs associated with manufacturing, reducing gross margins. For more details, see the heading “Our Dependence on International Operations Subjects us to Various Risks Associated With, Among Other Things, Foreign Laws, Policies, Economies and Exchange Rate Fluctuations” above. Additionally, such shortages could cause a substantial loss of business due to shipment delays. Any significant shortages or price increases of components could have a material adverse effect on our financial condition or results of operations.

OUR QUARTERLY SALES MAY FLUCTUATE WHILE OUR EXPENDITURES REMAIN RELATIVELY FIXED, POTENTIALLY RESULTING IN LOWER GROSS MARGINS

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Variations in volume production orders and in the mix of products sold by us have significantly affected sales and gross profit. Sales generally may also be affected by other factors. These factors include:

•   the receipt and shipment of large orders;

•   raw material availability and pricing;

•   product and price competition; and

•   the length of sales cycles and economic conditions in the electronics industry.

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

A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. We cannot assure that we will be able to timely replace cancelled, delayed or reduced orders. Significant or numerous cancellations, as well as reductions or delays in orders by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

Our expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, our financial condition or results of operations could be materially adversely affected. Due to all of the preceding factors, in some future quarter or quarters our financial condition or results of operations may be below our expectations and our gross margins may decrease. For details concerning our financial condition, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OUR ABILITY TO MAINTAIN AND ENHANCE PRODUCT AND MANUFACTURING TECHNOLOGIES AND TO SUCCESSFULLY OPERATE OUR BUSINESS IS DEPENDENT UPON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

Our success depends to a significant degree on the efforts of Pat Patel, our Chairman, and Jeff Frank, our President and Chief Executive Officer, and the other members of our senior management team. We have no employment agreements with our key management executives and do not maintain key person life insurance for any of our officers or Management Committee members other than Mr. Patel. We believe that the loss of service of any of these executives could have a material adverse effect on our business.

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

ITEM 2.        PROPERTIES

The following table identifies our facilities.

FACILITIES	PRIMARY ACTIVITY	APPROX SQUARE FOOTAGE	OWNED VS. LEASED	LEASE EXPIRATION DATE
Tustin, CA	Administrative, Manufacturing Engineering	86,000	Leased	April 30, 2009

Tustin, CA	Storage	14,000	Leased	November 30, 2002

Irvine, CA	Manufacturing, Engineering	31,000	Leased	December 31, 2003

Wavre, Belgium	Manufacturing	178,000	Owned	—

Guadalajara, Mexico	Manufacturing	35,000	Owned	—

Bombay, India	Manufacturing	14,000	Leased	March 31, 2003

Bombay, India	Manufacturing	17,000	Leased	April 15, 2004

ITEM 3.       LEGAL PROCEEDINGS

 We are subject to disputes and potential claims by third parties that are incidental to the conduct of our business. We do not believe that the outcome of any such matters, pending at December 31, 2001, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no established public trading market for our membership units.

As of March 15, 2002, there were 23 holders of record of our membership units.

Pursuant to our Second Amended and Restated Operating Agreement, as amended, subject to certain qualifications, we may make distributions of cash on our membership units at times, and in amounts, determined by our Management Committee. Subject to compliance with our amended credit agreement, however, we must make quarterly tax distributions on our membership units to enable our members to pay taxes on our income. For the fiscal years ended December 31, 2001 and 2000, we made the following distributions:

FISCAL 2001
DATE PAID	DISTRIBUTION PER UNIT
April 9, 2001	$0.06

FISCAL 2000
DATE PAID	DISTRIBUTION PER UNIT
February 1, 2000	$0.06
July 25, 2000	$0.07
November 28, 2000	$0.10

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

We used the net proceeds together with borrowings under our credit facility to fund the purchase for approximately $55 million, including assumption of debt, of all of the outstanding stock of ITS. For more information regarding the purchase of ITS, see “Business—ITS Acquisition.”

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

We used the net proceeds together with borrowings under our credit facility to fund a $150 million cash distribution to our members made in connection with the acquisition by Cherokee Investor Partners, LLC of 60% of our then outstanding membership units. Collectively, we refer to the issuance of the notes, the entrance into our current credit facility, the acquisition by Cherokee Investors of 60% of our then outstanding membership units and the $150 million cash distribution as the “Transactions.”

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial information in conjunction with our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. We derived our selected historical consolidated financial information from our audited consolidated financial statements.

	CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES
	YEAR ENDED DECEMBER 31
	1997	1998	1999	2000	2001
	(IN THOUSANDS, EXCEPT PER UNIT DATA)
STATEMENT OF OPERATIONS DATA

Net sales	$77,022	$87,553	$121,458	$143,175	$121,994
Cost of sales	48,990	54,824	77,593	94,517	87,319
Gross profit	28,032	32,729	43,865	48,658	34,675
Operating expenses	9,520	8,794	10,599	20,526	24,160
Special bonus distribution	—	—	5,330	—	—
Operating income	18,512	23,935	27,936	28,132	10,515
Interest expense	(1,065)	(373)	(10,675)	(16,779)	(16,470)
Other income (expense)	377	338	(709)	342	(270)
Income (loss) before extraordinary item	17,824	23,900	16,552	11,695	(6,225)
Extraordinary gain on early extinguishment of debt	714	—	—	—	—
Income (loss) before income taxes	$18,538	23,900	16,552	11,695	$(6,225)
Provision for income taxes	—	—	—	32	268
Net income (loss)	$18,538	$23,900	$16,552	$11,663	$(6,493)
Basic and diluted income (loss) per unit:
Income (loss) before extraordinary item	$.59	$.80	$.55	$.35	$(.18)
Net income (loss)	$.62	$.80	$.55	$.34	$(.18)

Weighted Average Units Outstanding:
Basic	30,000	30,000	30,124	33,647	36,383
Diluted	30,000	30,000	30,211	33,985	36,383

BALANCE SHEET DATA (AT PERIOD END):
Working capital	$14,398	$23,698	$22,757	$10,337	$(48)
Total assets	30,654	40,846	54,876	137,020	103,645
Total debt	4,463	2,042	149,651	169,133	158,061
Members’ equity (deficit)	19,118	30,029	(107,676)	(69,061)	(76,132)

OTHER FINANCIAL DATA:
EBITDA(a)	$20,015	$25,606	$35,656	$32,959	$17,209
EBITDA margin(b)	26.0%	29.2%	29.4%	23.0%	14.1%
Cash flow provided by (used in) operating activities	$20,078	$20,066	$19,152	$6,730	$17,009
Cash flow used in investing activities	(1,355)	(1,898)	(1,137)	(56,660)	(2,000)
Cash flow provided by (used in) financing activities	(18,416)	(16,256)	(13,436)	43,528	(13,197)
Depreciation and amortization	1,503	1,671	2,390	4,827	6,694
Capital expenditures	1,355	1,898	532	4,873	1,745

(a) EBITDA represents operating income plus depreciation and amortization and, for the year ended December 31, 1999, plus a special bonus of $5,330,000 made by Cherokee in connection with the Transactions. We consider EBITDA to be a widely accepted financial indicator of our company’s ability to service debt, fund capital expenditures and expand its business; however, EBITDA is not calculated in the same way by all companies and is neither a measurement required, nor represents cash flow from operations as defined, by generally accepted accounting principles. You should not consider EBITDA to be an alternative to net income, an indicator of operating performance or an alternative to cash flow as a measure of liquidity.

(b) EBITDA Margin represents EBITDA as a percentage of net sales.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with the audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

OVERVIEW

We are a leading designer and manufacturer of a broad range of switch mode power supplies for OEMs primarily in the telecommunications, networking and high-end workstation industries. We produce our products and related components in sophisticated manufacturing facilities located in Tustin and Irvine, California; Wavre, Belgium; Guadalajara, Mexico; and Bombay, India.

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

Cherokee is organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. Under this treatment, Cherokee is not itself subject to United States federal income taxation. Each member of Cherokee, however, is subject to tax on its allocable share of Cherokee’s income. In general, Cherokee makes distributions to its members in an amount sufficient to pay their United States federal and state income taxes resulting from their allocable share of Cherokee’s income.

On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities (“ITS”) for approximately $55 million, including assumption of debt. The acquisition was accounted for using the purchase method of accounting.

During 2001, the Company continued to generate the majority of its sales from the communications market segment, particularly the networking and telecommunications sectors. As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the Company’s sales have decreased in each quarter of 2001, compared to the immediately preceding quarter. The Company believes unstable and unpredictable economic and industry conditions may continue. If these conditions persist, the Company’s operating results and financial condition could be adversely affected.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

The accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition:         The Company recognizes revenue from product sales upon shipment to the customer provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.

Credit Risk:            The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on any specific customer collection issues identified, as well as historical experience.

Inventories:           Inventories are valued at the lower of cost ( first-in, first out) or market. The Company regularly reviews inventory quantities on hand and writes down excess and obsolete inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by management.

Long-Lived Assets:             The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company evaluates the carrying value of intangible assets for impairment based on undiscounted future cash flows. While the Company has not experienced impairment of intangible assets in prior periods, the Company cannot guarantee that there will not be impairment in the future.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

NET SALES

Net sales decreased by approximately 14.8% or $21.2 million to $122.0 million for the year ended December 31, 2001 from $143.2 million for the year ended December 31, 2000.

Sales of our North American operations decreased by approximately 38.1% or $42.5 million primarily due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers. This was partially offset by increased sales attributable to the acquisition of ITS, which contributed $52.8 million of sales for 2001, compared to $31.5 million of sales contributed for the period June 16 to December 31, 2000.

GROSS PROFIT

Gross profit decreased by approximately 28.7% or $14.0 million to $34.7 million for the year ended December 31, 2001 from $48.7 million for the year ended December 31, 2000. Gross margin for the year ended December 31, 2001 decreased to 28.4% from 34.0% in the prior year.

The decrease in gross profit was primarily due to a decrease in gross profit contributed by the North American operations resulting primarily from lower sales, partially offset by an increase in gross profit contributed by the European operations acquired in June 2000. The decrease in gross margin compared to the prior year was primarily due to lower gross margin for the North American operations mainly as a result of a change in product mix and increased factory overhead expenses as a percentage of net sales.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2001 increased by approximately 17.6% or $3.6 million to $24.2 million from $20.5 million for the year ended December 31, 2000. As a percentage of sales, operating expenses increased to 19.8% from 14.3% in the prior year.

The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion in 2001 of a full year of ITS operations and amortization of goodwill and other related intangibles associated with the ITS acquisition. Partially offsetting the increase in dollars relating to the ITS operations was a decrease in operating expenses for the North American operations resulting primarily from reductions in our workforce and other cost control measures implemented during 2001.

OPERATING INCOME

Operating income decreased by approximately 62.6% or $17.6 million to $10.5 million for the year ended December 31, 2001 from $28.1 million for the year ended December 31, 2000. Operating margin decreased to 8.6% for 2001 from 19.6% in 2000.

The decrease in operating income was primarily attributable to a decrease in the operating income of the North American operations resulting mainly from lower sales and decreased gross margin. Operating income contributed by ITS in 2001 was offset by amortization of goodwill and other related intangibles associated with the ITS acquisition. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2001 was $16.5 million compared to $16.8 million for the year ended December 31, 2000. This decrease was primarily due to lower interest rates on the Company’s revolver borrowings and term loans in 2001 compared to 2000.

NET INCOME

As a result of the items discussed above, the Company reported a net loss of $6.5 million for the year ended December 31, 2001 compared to net income of $11.7 million for the year ended December 31, 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES

Net sales increased by approximately 17.9% or $21.7 million to $143.2 million for the year ended December 31, 2000 from $121.5 million for the year ended December 31, 1999.

The inclusion of ITS operations from June 16, 2000 to December 31, 2000 contributed approximately $31.5 million of sales for 2000. This was partially offset by lower sales for the North American operations primarily due to decreased demand from certain major customers in 2000 compared with particularly strong demand from those same customers in the prior year. A decline in sales to IBM, one of the Company’s largest customers, accounted for substantially all of the North American sales decrease from 1999.

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

The increase in operating expenses, as expressed in dollars as well as a percentage of net sales, was primarily attributable to the inclusion of ITS’s operations from June 16, 2000 to December 31, 2000, and amortization of goodwill and other related intangibles related to the ITS acquisition. The increase in operating expenses as expressed as a percentage of net sales was also attributable to having the resources in place at the North American operations to support sales levels commensurate with those achieved in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FISCAL 2001 COMPARED TO FISCAL 2000

Net cash provided by operating activities was $17.0 million for the year ended December 31, 2001 compared to $6.7 million for the year ended December 31, 2000. Cash provided by operating activities for 2001 reflects net loss of approximately $6.5 million, depreciation and amortization of $6.7 million, decreases of $14.4 million in accounts receivable and $14.1 million in inventories and an increase in accrued liabilities of $2.2 million, partially offset by decreases of $12.6 million in accounts payable and $1.3 million in accrued compensation and benefits. Cash provided by operating activities for 2000 reflects net income of $11.7 million, depreciation and amortization of $4.8 million, partially offset by increases of $7.0 million in accounts receivable and $4.7 million in inventory.

Net cash used in investing activities for the year ended December 31, 2001 primarily consists of $1.7 million of additions to property and equipment. The amount for 2000 reflects $4.9 million of additions to property and equipment and $51.5 million invested in the ITS acquisition, net of cash acquired.

Net cash used in financing activities of $13.2 million for the year ended December 31, 2001 primarily reflects a net reduction of $3.2 million in revolving credit borrowings, $6.4 million of payments on long-term debt and an equity distribution of $2.1 million. Net cash provided by financing activities of $43.5 million for the year ended December 31, 2000 primarily reflects proceeds from bank borrowings aggregating $13.0 million and $34.8 million from the sale of units, which were used to finance the purchase of ITS, partially offset by payments on long-term debt of $5.2 million and equity distributions of $7.2 million.

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

Net cash used in investing activities was $56.7 million for the year ended December 31, 2000 compared to $1.1 million for the year ended December 31, 1999. The amount for 2000 reflects $4.9 million of additions to property and equipment and $51.5 million invested in the ITS acquisition, net of cash acquired.

Net cash provided by financing activities was $43.5 million for the year ended December 31, 2000 compared to $13.4 million used for the year ended December 31, 1999. The amount for 2000 reflects $34.8 million of cash proceeds from the sale and issuance of new members’ equity units and $8.0 million of borrowings under a new term loan, both done primarily in connection with the ITS acquisition. A net increase in revolving credit borrowings of $14.4 million was offset by payments on long-term debt of $5.2 million and equity distributions of $7.2 million. The amount for 1999 includes the favorable cash flow effect of a $5.3 million capital contribution made by the existing members to fund the special bonus distribution discussed above. This was partially offset by payment in 1999 of $5.4 million of deferred financing costs.

LIQUIDITY

Historically, we have financed our operations with cash from operations supplemented by borrowings from our credit facilities. Our liquidity needs primarily arise from debt service on our indebtedness, working capital requirements, capital expenditures and distributions to our members so that they may satisfy their obligations to pay taxes on our income. Our liquidity in 2000 was also affected by the acquisition of ITS. As of December 31, 2001, our borrowings consisted of $100 million of senior subordinated notes and $55.0 million of borrowings under our various credit facilities, including $41.8 million under the term loan facilities and $10.5 million drawn under the $25 million revolving credit facility. We are not subject to any amortization requirements under the notes prior to maturity but we are required to make scheduled repayments under the term loan facilities.

Our historical capital expenditures have substantially resulted from investments in equipment to increase our manufacturing capacity and improve manufacturing efficiencies. Our cash capital expenditures were $1.7 million, $4.9 million and $0.5 million for fiscal 2001, 2000 and 1999, respectively. Capital expenditures under capital leases were $0.0 million in 2001, $1.3 million in 2000 and $3.2 million in 1999. For fiscal 2002, we expect capital expenditures to be approximately $1-2 million, which will relate principally to investments in manufacturing equipment.

                On September 26, 2001, our credit agreement with our lenders was amended to include provisions that specify among other things, (1) that some of our unitholders, or their equity members, will guarantee $10.5 million of our senior debt principal until specific financial ratios are attained, (2) that we will be restricted from making cash distributions to our unitholders until specific financial ratios are attained, (3) that we will be permitted to make our interest payments due in November 2002 relating to our $100 million of senior subordinated notes so long as specified financial ratios are attained, (4) that the maximum availability under our revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial covenant ratios required in future periods have been modified, including provisions allowing our unitholders to make capital contributions to us which will be treated as earnings (as defined) for purposes of calculating debt covenants.

                Based upon our present expectations, we anticipate that we may not be in compliance with certain financial covenants under our credit agreement at June 30, 2002, or earlier, without additional financing from our unitholders. In addition, we believe that cash flow from operations and available borrowing capacity may not be adequate to meet our anticipated cash requirements, including operating requirements, planned capital expenditures and debt service, for the last six months of the year, or earlier, without additional financing from our unitholders.

                We are currently considering alternatives to address these issues, which may include (i) an amendment or restructuring of our credit agreement to provide additional liquidity and room under certain financial covenants, (ii) a refinancing of our credit agreement, (iii) the infusion of additional equity by our unitholders, or (iv) some combination of the above. Based upon the Company's current business plans and prospects, management expects that its restructuring alternatives, the $10.5 million guaranty by certain unitholders and funding from its unitholders, if necessary, will enable the Company to meet its obligations and comply with its debt covenants through December 31, 2002.

                We cannot provide any assurances that we will be successful in obtaining any desired results on satisfactory terms or as to what effect any of the foregoing, if obtained, may have on our future business operations. In the event of a covenant or payment default under our credit agreement or a payment default under the indenture governing our senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and to require our unitholders, or their equity members, to contribute $10.5 million to our senior debt principal under the terms of the guaranty they provided. The guarantors would be subrogated to rights of the lenders under the credit agreement, on a basis senior to the senior subordinated notes. In the event of a payment default under the indenture or the credit agreement or in the event of an acceleration of amounts due under our credit agreement, the holders of the senior subordinated notes could also accelerate the maturity of the outstanding senior subordinated notes.

                The maturities of our long-term debt, including capital leases, and future payments under our operating leases as of December 31, 2001 are as follows (in millions):

Contractual obligation	2002	2003	2004	2005	2006	Thereafter	Total
Term loans	$7.7	$9.1	$11.2	$13.8	$—	$—	$41.8
Senior subordinated notes	—	—	—	—	—	100.0	100.0
Capital leases	1.3	1.4	.7	—	—	—	3.4
Operating leases	1.4	1.3	1.0	1.0	1.0	2.5	8.2

Total	$10.4	$11.8	$12.9	$14.8	$1.0	$102.5	$153.4

                We are organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. Under this treatment, we are not subject to United States federal income taxation; however, our foreign subsidiaries are subject to income tax. Each of our members, however, is subject to tax on its allocable share of our income. In general, we make distributions to our members in an amount sufficient to pay their United States federal and state income taxes resulting from their allocable share of our income. During 2001, 2000 and 1999, we made distributions to our members of approximately $0.0 million, $7.6 million and $160.8 million, respectively. The 1999 distribution included the $150 million distribution made in connection with the Transactions.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and all derivatives are to be reported on the balance sheet at fair market value. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, FASB issued two new pronouncements: SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company will no longer amortize intangible assets but will evaluate their carrying value on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company expects the adoption of SFAS No. 142 to result in reduced amortization expense of approximately $3.0 million in 2002. The Company is currently evaluating all the provisions of SFAS No. 141 and SFAS No. 142.

In August 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position and results of operations.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term interest rates. We do not have significant foreign exchange or other market risk. We did not have any derivative financial instruments at December 31, 2001.

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

We had approximately $55 million in variable rate debt outstanding at December 31, 2001. Based upon this year-end variable rate debt level, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. We cannot predict market fluctuations in interest rates and their impact on our variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

                                See the Index to Financial Statements on page F-1.

ITEM 9.                  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                                AND FINANCIAL DISCLOSURE

                                None.

PART III

ITEM 10. MANAGEMENT

EXECUTIVE OFFICERS AND MANAGEMENT COMMITTEE MEMBERS

Pursuant to our Second Amended and Restated Operating Agreement, as amended, we are managed by an eight-member Management Committee.

Set forth below is certain information concerning our executive officers and members of our Management Committee.

NAME	AGE	POSITION(S) WITH CHEROKEE
Pat Patel	57	Chairman, Founder and member of Management Committee

Jeff Frank	47	President and Chief Executive Officer and member of Management Committee

Bud Patel	66	Executive Vice President and member of Management Committee

Dennis Pouliot	54	Vice President of Sales

Howard Ribaudo	43	Vice President of Global Accounts

Van Holland	48	Chief Financial Officer

Ken King	73	Member of Management Committee

Ian Schapiro	44	Vice President and member of Management Committee

Stephen Kaplan	43	Member of Management Committee

Tony Bloom	63	Member of Management Committee

Chris Brothers	36	Member of Management Committee

PAT PATEL founded Cherokee Corporation in 1978, and served as President of Cherokee and its successor since its inception. In April 1999, he became Chairman of the Management Committee. In September 2001, he resigned as President and Chief Executive Officer. Prior to founding Cherokee Corporation, Mr. Patel served as a Senior Project Engineer at Burroughs Corp. (now Unisys) for four years. Mr. Patel also serves as President and Chief Executive Officer of, and is a director of, Cherokee Finance.

JEFF FRANK joined Cherokee in September 2001 as President and Chief Executive Officer. Prior to joining Cherokee, Mr. Frank was President of Lamda LEI for two years. In addition, Mr. Frank has over 18 years of experience in the electronics industry.

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

DENNIS POULIOT has served as Vice President in the sales and marketing departments of Cherokee and its predecessor since March 1991. Prior to joining us, Mr. Pouliot was a sales manager at Lambda Qualidyne from June 1989 to March 1991 and a Director of International Sales and Marketing from September 1978 through June 1989.

HOWARD RIBAUDO has served as Vice President in the sales and marketing departments since March 1996 and served us in various other capacities for Cherokee from 1988 through September 1993. Mr. Ribaudo served as Vice President of Sales and Marketing for Bikor from September 1993 through March 1996.

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

IAN SCHAPIRO became our Vice President and a member of our Management Committee in April 1999. Mr. Schapiro became a founding principal of GFI Energy Ventures in June 1995. From November 1985 to June 1995 he was a partner of Venture Associates and of Arthur Andersen & Co. following that firm’s acquisition of Venture Associates. From 1984 to 1985, Mr. Schapiro was Chief Financial Officer of a technology company, and before that, a commercial banker with The Bank of California whose portfolio was concentrated in the energy sector. Mr. Schapiro is a member of the board of directors of UtiliQuest Holdings, Inc., Linesoft Corporation, and Xantrex Technology, Inc. Mr. Schapiro also serves as Vice President and Secretary of, and is a director of, Cherokee Finance.

STEPHEN KAPLAN became a member of our Management Committee in April 1999. Mr. Kaplan is a principal of Oaktree. Prior to joining Oaktree in June 1995, Mr. Kaplan was a Managing Director of Trust Company of the

West, or TCW. Prior to joining TCW in 1993, Mr. Kaplan was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan serves on the boards of directors of Collagenex Pharmaceuticals, Inc., General Maritime Corporation, Forest Oil Corporation and various other private companies.

TONY BLOOM became a member of our Management Committee in April 1999. Mr. Bloom is an international investor now based in London. Prior to his relocation to London in July 1988, he lived in South Africa where he was the Chairman and Chief Executive of The Premier Group (a multi-billion dollar conglomerate involved in agribusiness, retail, and consumer products), and a member of the boards of directors of Barclays Bank, Liberty Life Assurance, and South African Breweries. Since moving to the United Kingdom, Mr. Bloom has been a member of the board of directors of Rothschild, Deputy Chairman of Sketchley plc. Mr. Bloom is currently a director of RIO Narcea Gold Mines Ltd., Afri-Can Marine Minerals Corporation, Xantrex Technology, Inc., Power Measurement, Inc., Caminus Corporation and is Chairman of Cine-UK Ltd. Mr. Bloom’s association with GFI goes back to its inception in 1995.

CHRIS BROTHERS became a member of our Management Committee in April 1999. Mr. Brothers is a Managing Director of Oaktree. Prior to joining Oaktree in 1996, Mr. Brothers worked at the New York headquarters of Salomon Brothers Inc, where he served as a Vice President in the Mergers and Acquisitions group. Prior to 1992, Mr. Brothers was a Manager in the Valuation Services group of Price Waterhouse. Mr. Brothers serves on the boards of directors of National Mobile Television, Inc, Caminus Corporation, Power Measurement, Inc., Ltd. and Xantrex Technology, Inc.

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

Each Non-Competition Agreement prohibits the applicable executive from directly or indirectly taking any action or encouraging others to take any action, which advances or is intended to advance the interest of any existing or potential competitor of ours or that would otherwise affect the Company’s relationship with any existing or potential customer in a manner that is not in our interest. Each Non-Competition Agreement also contains confidentiality and non-solicitation provisions.

ITEM 11. COMPENSATION OF NAMED EXECUTIVE OFFICERS

The summary compensation table below sets forth information concerning compensation paid in the fiscal year ended December 31, 1999, 2000 and 2001 to our Chief Executive Officer and our four other most highly compensated executive officers, referred to in this prospectus as our named executive officers.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION (1) ($)	SECURITIES UNDERLYING OPTIONS (#) (5)	ALL OTHER COMPENSATION (2) ($)
Pat Patel	2001	352,281	94,000	—	—	5,250
Chairman and Chief Executive	2000	316,196	250,000	—	150,000	5,250
Officer (4)	1999	319,732	175,000	—	150,000	5,000

Jeff Frank	2001	63,000	—	—	—	—
President and Chief Executive Officer (4)

Bud Patel	2001	214,140	47,000	—	—	5,250
Executive Vice President	2000	216,256	125,000	—	75,000	5,250
	1999	202,384	110,000	—	75,000	5,000

Dennis Pouliot	2001	143,673	20,000	—	—	4,310
Vice President of Sales	2000	150,020	60,000	—	40,000	4,500
	1999	150,020	50,000	—	75,000	1,004,500	(3)

Howard Ribaudo	2001	130,500	20,000	—	—	3,915
Vice President of Global	2000	124,098	50,000	—	30,000	3,723
Accounts	1999	124,770	30,000	—	37,500	3,552

Van Holland	2001	152,615	25,000	—	—	4,578
Chief Financial Officer	2000	158,769	65,000	—	50,000	3,600
	1999	64,615	25,000	—	75,000	—

(1) For each named executive officer, the aggregate dollar amount of other annual compensation not properly categorized as salary or bonus did not exceed the lesser of (1) $50,000 and (2) 10% of the total salary and bonus reported by such named executive officer for such fiscal year.

(2) Represents matching contributions made by us on behalf of the named executive officers under our 401(k) plan.

(3) $1,000,000 represents a special bonus paid by the Company’s members in connection with the Transactions in 1999.

(4) Jeff Frank was hired as the Company’s new President and Chief Executive Officer in September 2001 and his compensation as shown consists of the last four months of 2001. Pat Patel agreed to remain in his position to provide for a smooth transition.

(5) These options are currently in the process of being cancelled and will be reissued at a later date.

UNIT OPTION PLAN

1999 UNIT OPTION PLAN. The Management Committee adopted the 1999 Unit Option Plan (the “Plan”) on June 28, 1999, which has been approved by a majority of our members holding Class A Units, for the benefit of our officers, Management Committee members, employees, advisors and consultants. The Plan covers an aggregate of 2,970,000 non-voting Class B Units and provides for the issuance of unit options.

The Plan may be administered by the Management Committee or a committee designated by the Management Committee (either such committee sometimes referred to as the “plan administrator”). The plan administrator may interpret the Plan and, subject to its provisions, may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Plan. The Plan permits the plan administrator to select the officers, Management Committee representatives, employees, advisors and consultants of the Company (including Management Committee representatives who are also employees) who will receive unit options and generally to determine the terms and conditions of such unit options.

The unit price of each unit option granted under the Plan may generally not be less than 85% of the fair market value of a Class B Unit on the date a unit option is granted. Unit options generally vest at the rate of 25% per year over four years.

In the event that we (i) become incorporated (or merged into a corporation or transfer all or substantially all of our assets to a corporation) or (ii) become a publicly traded corporation (each, a “Conversion Transaction”), the plan administrator will, prior to such Conversion Transaction, take such action as it shall determine to be appropriate with respect to the Plan and the outstanding unit options granted, so as to equitably treat such options and the participants and to enable them to retain the benefits of the unit options following such Conversion Transaction. Such actions may, but need not, include adopting a new plan and converting the unit options into comparable awards under that plan.

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

Except as otherwise provided, in the event of any merger, reorganization, consolidation or other change in corporate structure affecting the Class B Units, an equitable substitution or proportionate adjustment, if any, as determined by the plan administrator, may be made in (i) the aggregate number of Class B Units reserved for issuance under the Plan, and (ii) the kind, numberand exercise price of Class B Units subject to outstanding unit options granted under the Plan.

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

The terms of the Plan provide that the plan administrator may amend, suspend or terminate the Plan at any time, provided, however, that certain amendments require approval of a majority of the members holding Class A Units. Further, no such action may be taken which adversely affects any rights under outstanding unit options without the holder’s consent.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                There were no unit options granted to or exercised by any of our executive officers in 2001.

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

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our outstanding membership units as of March 15, 2002 by:

•             each person who is known by us to own beneficially more than 5% of our outstanding Class A Units;

•             each of our Management Committee members and named executive officers; and

•             all of our Management Committee members and named executive officers as a group.

	MEMBERSHIP UNITS BENEFICIALLY OWNED(1)
	CLASS A		CLASS B
	(VOTING)		(NON-VOTING)
NAME	NUMBER	PERCENT	NUMBER	PERCENT

Cherokee Investor Partners, LLC(2)(3)	242,275	69.69%	24,637,454	68.37%

Bikor Corporation(4)	23,719	6.82%	2,415,486	6.70%

OCM/GFI Cherokee Investors II (2)(3)	10,520	3.03%	1,299,987	3.61%

Manju Patel(4)(5)	71,157	20.47%	1,756,717	4.88%

Ganpat Patel(4)(6)(12)	71,157	20.47%	1,756,717	4.88%

Jeff Frank(4)	—	0.00%	—	0.00%

Bud Patel(4)(7)(12)	23,719	6.82%	2,415,486	6.70%

Dennis Pouliot(4)(12)	—	0.00%	50,000	0.14%

Howard Ribaudo(4)(12)	—	0.00%	87,139	0.24%

Van Holland (4)(12)	—	0.00%	98,873	0.27%

Ian Schapiro(3)(8)	252,795	72.71%	25,937,441	71.98%

Stephen Kaplan(9)(10)	252,795	72.71%	25,937,441	71.98%

Tony Bloom (3)(11)	252,795	72.71%	25,937,441	71.98%

Chris Brothers(9)(10)	252,795	72.71%	25,937,441	71.98%

Ken King(4)	—	0.00%	12,500	0.03%
All Management Committee members and named executive officers as a group (11 persons).	347,671	100.00%	30,358,156	84.25%

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

(7) Bud Patel may be deemed to share beneficial ownership of the 23,719 Class A Units and 2,415,486 Class B Units owned by Bikor, by virtue of his ownership of Bikor’s common stock. Bud Patel expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his ownership of Bikor’s common stock.

(8) Ian Schapiro may be deemed to share beneficial ownership of the 252,795 Class A Units and 25,937,441 Class B Units owned by Cherokee Investors and OCM/GFI Cherokee Investors II by virtue of his status as a principal of GFI, which, through an affiliate holds an equity interest in Cherokee Investors. Mr. Schapiro expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of GFI.

(9) c/o Oaktree Capital Management, LLC, 333 South Grand Avenue, Los Angeles, California 90071.

(10) Stephen Kaplan and Chris Brothers may be deemed to share beneficial ownership of the 252,795 Class A Units and 25,937,441 Class B Units owned by Cherokee Investors and OCM/GFI Cherokee Investors II by virtue of their status as principals of Oaktree, which, through an affiliate holds an equity interest in Cherokee Investors. Mr. Kaplan and Mr. Brothers expressly disclaim beneficial ownership of any units beneficially owned by them by virtue of their status as principals of Oaktree.

(11) Tony Bloom may be deemed to share beneficial ownership of the 252,795 Class A Units and 25,937,441 Class B Units owned by Cherokee Investors and OCM/GFI Cherokee Investors II by virtue of his status as a principal of Rothschild, which holds an equity interest in Cherokee Investors. Mr. Bloom expressly disclaims beneficial ownership of any units beneficially owned by him by virtue of his status as a principal of Rothschild.

(12) Effective March 15, 2002, these employees accepted the Company's offer to cancel all of their outstanding options to purchase Class B Units with an exercise price equal to or greater than $4.00 per unit in reliance on the Company's intent to grant to the employee an option to purchase the same number of Class B Units sometime in the future.

Our current credit facility is secured by a non-recourse pledge of 100% of our outstanding membership units (other than those issued to certain of our employees upon exercise of options or other rights to purchase in the aggregate up to ten percent (10%) of our outstanding membership units).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our facility located at 2841 Dow Avenue in Tustin, California from Patel/King Investment, or PKI. The Principals of PKI are Pat Patel and Ken King, our Chairman and our Management Committee Member, respectively. Pursuant to the lease, we paid PKI $927,378 in 1999, $975,382 in 2000, $1,004,446 in 2001, and $253,665 for the first three months of 2002.

Our lease with PKI will run through April 30, 2009, with an extension for an additional 60 months at our option. Pursuant to the lease, we will pay rent of approximately $84,555 per month to PKI, subject to certain periodic adjustments.

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(1) and (2) Financial Statements and Financial Statement Schedules - The consolidated financial statements and consolidated financial statement schedules of Cherokee International, LLC and subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are included in Part II, Item 8.

(3) Exhibits:

3.1*	Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

3.2*	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.3*	Amendment No. 2 to the Second Amended Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.4***	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

3.5***	Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

3.6*	Certificate of Incorporation of Cherokee International,Finance, Inc.

3.7*	Bylaws of Cherokee International Finance, Inc.

4.1*	Indenture, dated as of April 30, 1999, among the Issuers and Firstar Bank of Minnesota, N.A., as trustee, relating to the notes

4.2*	Form of 10 1/2% Series A Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

4.3*	Form of 10 1/2% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

4.4*	Registration Rights Agreement, dated as of April 30, 1999 among the Issuers and Credit Suisse First Boston, Corporation

10.1*

Credit Agreement, dated as of April 30, 1999, among Cherokee International, LLC, as borrower, Heller Financial, Inc., as agent and lender, and Bank Austria Creditanstalt Corporate Finance, Inc., Fleet Capital Corporation, Finova Capital Corporation, Key Corporate Capital Inc. and U.S. Bank, as lenders.

10.2*	Security Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Heller Financial, Inc., as agent.

10.3*	Security Agreement, dated as of April 30, 1999, between Cherokee International Finance, Inc. and Heller Financial, Inc., as agent

10.4*	Cherokee International, LLC 1999 Unit Option Plan.

10.5*	Form of Unit Option Agreement.

10.6*	Cherokee International, LLC 1999 Unit Purchase Plan.

10.7*	Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Mukesh Patel.

10.8*	Noncompetition and Confidentiality Agreement, dated as April 30, 1999, between Cherokee International, LLC and Bud Patel.

10.9*	Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Pat Patel.

10.10*	Noncompetition and Confidentiality Agreement, dated as of April 30, 1999, between Cherokee International, LLC and Amrit Patel.

10.11***	Consent, Waiver and First Amendment to Credit Agreement, dated as of June 15, 2000, by and between Cherokee International, LLC, Heller Financial, Inc., and the Lenders signatory thereto.

10.12****	Subscription Agreement, dated as of June 14, 2000, by and among Cherokee International, LLC and Cherokee Investor Partners,LLC.

10.13****	Schedule of additional Subscription Agreements, each dated as of June 14, 2000, by and among Cherokee International, LLC and certain of its Members.

10.14*****	Second Amendment to Credit Agreement dated as of March 30, 2001, by and between Cherokee International, LLC, Heller Financial, Inc. and the Lenders signatory thereto.

10.15*****	Waiver and Third Amendment to Credit Agreement dated as of September 26, 2001, by and between Cherokee International, LLC, Heller Financial, Inc. and the Lenders signatory thereto.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

21.1	List of Subsidiaries

23.1	Independent Auditors’ Consent

24.1	Powers of Attorney for each registrant. (Included in Signature Page)

(b) Reports on Form 8-K

On October 4, 2001, the Company filed a Current Report on Form 8-K, announcing under Item 5 an amendment to the Company's credit agreement.

*              Incorporated by reference to designated exhibit to our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 13, 1999 (File No. 333-82713).

**           Incorporated by reference to designated exhibit to the Company’s Current Report on Form 8-K, dated June 30, 2000.

***         Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q, dated July 2, 2000.

****       Incorporated by reference to designated exhibit to the Company's Annual Report on Form 10-K, dated December 31, 2000.

*****    Incorporated by reference to designated exhibit to the Company's Current Report on Form 8-K, dated October 4, 2001.

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,” “expects,” and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company’s substantial leverage and restrictive covenants in its debt agreements, (2) reductions in sales to any of the Company’s significant customers or in customer capacity generally, (3) changes in the Company’s sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company’s established supply channels, and (6) the additional risk factors identified under the heading “Risk Factors” in the Section “Business”, and those described from time to time in the Company’s other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revision to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INTERNATIONAL, LLC

April 1, 2002	By:	/s/ R. VAN NESS HOLLAND, JR.
R. Van Ness Holland, Jr.
Chief Financial Officer
(Principal Financial and
Accounting Officer)

We, the undersigned officers and Management Committee Members of Cherokee International, LLC, hereby severally constitute Rita Patel and R. Van Ness Holland, Jr. and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form10-K, and generally do all such things in our name and behalf in such capacities to enable Cherokee International, LLC to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GANPAT I. PATEL	Chairman and member of Management Committee	April 1, 2002
Ganpat I. Patel

/s/ JEFFREY M. FRANK	President and Chief Executive Officer and member of Management Committee	April 1, 2002
Jeffrey M. Frank
(Principal Executive Officer)

/s/ R. VAN NESS HOLLAND, JR.	Chief Financial Officer	April 1, 2002
R. Van Ness Holland, Jr.	(Principal Financial and Accounting Officer)

/s/ KENNETH KING	Member of Management Committee	April 1, 2002
Kenneth King

/s/ BAHECHAR S. PATEL	Executive Vice President and member	April 1, 2002
Bahechar S. Patel	of Management Committee

/s/ IAN A. SCHAPIRO	Member of Management Committee	April 1, 2002
Ian A. Schapiro

/s/ STEPHEN KAPLAN	Member of Management Committee	April 1, 2002
Stephen Kaplan

/s/ TONY BLOOM	Member of Management Committee	April 1, 2002
Tony Bloom

/s/ CHRISTOPHER BROTHERS	Member of Management Committee	April 1, 2002
Christopher Brothers

INDEPENDENT AUDITORS’ REPORT

To the Members of

 Cherokee International, LLC

We have audited the accompanying consolidated balance sheets of Cherokee International, LLC and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, members’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cherokee International, LLC and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 20, 2002

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,592,489	$852,966
Short-term investments	1,155,096	899,860
Accounts receivable, net of allowance for doubtful accounts of $237,307 and $259,886 in 2001 and 2000, respectively	17,587,062	32,819,473
Inventories, net	21,291,787	36,275,745
Prepaid expenses and other current assets	1,108,833	628,512

Total current assets	43,735,267	71,476,556
PROPERTY AND EQUIPMENT, net	14,690,370	17,062,279
DEPOSITS	402,990	306,046
DEFERRED INCOME TAXES	316,237	—
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,530,698 and $1,510,504 in 2001 and 2000, respectively	3,583,480	4,219,184
GOODWILL AND OTHER RELATED INTANGIBLES, net of accumulated amortization of $4,691,078 and $1,648,000 in 2001 and 2000, respectively	40,916,922	43,956,000
	$103,645,266	$137,020,065

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,325,785	$19,616,135
Accrued liabilities	6,758,971	4,818,026
Accrued compensation and benefits	6,044,568	7,688,487
Accrued interest payable	2,214,097	2,707,091
Accrued distribution payable	—	2,118,000
Revolving lines of credit	13,182,146	16,598,138
Current portion of long-term debt	7,728,098	6,415,703
Current portion of capital lease obligations	1,156,795	1,178,446
Deferred income taxes	372,505	—
Total current liabilities	43,782,965	61,140,026
LONG-TERM DEBT, net of current portion	134,073,166	141,801,265
CAPITAL LEASE OBLIGATIONS, net of current portion	1,921,018	3,139,813
COMMITMENTS (Note 5)
MEMBERS’ EQUITY (DEFICIT):
Class A units; 347,671 units issued and outstanding in 2001 and 2000	354,371	354,371
Class B units; 36,035,065 units issued and outstanding in 2001 and 2000	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(118,064,169)	(111,570,983)
Accumulated other comprehensive loss	(789,912)	(212,254)

Total members’ deficit	(76,131,883)	(69,061,039)

	$103,645,266	$137,020,065

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
NET SALES	$121,993,699	$143,174,588	$121,457,537
COST OF SALES	87,318,823	94,517,124	77,592,619

GROSS PROFIT	34,674,876	48,657,464	43,864,918
OPERATING EXPENSES:
Engineering and development	6,480,630	6,081,351	4,118,124
Selling and marketing	3,557,434	4,379,312	2,609,261
General and administrative	11,078,794	8,416,986	3,871,526
Amortization of goodwill and other related intangibles	3,043,078	1,648,000	—
Special bonus distribution	—	—	5,330,000

Total operating expenses	24,159,936	20,525,649	15,928,911

OPERATING INCOME	10,514,940	28,131,815	27,936,007
OTHER INCOME (EXPENSE):
Interest expense	(16,470,122)	(16,779,018)	(10,675,340)
Other income (expense)	(269,900)	341,726	(708,702)

Total other income (expense)	(16,740,022)	(16,437,292)	(11,384,042)

Income (loss) before income taxes	(6,225,082)	11,694,523	16,551,965
Provision for income taxes	268,104	32,000	–

NET INCOME (LOSS)	$(6,493,186)	$11,662,523	$16,551,965

NET INCOME (LOSS) PER UNIT:
BASIC	$(.18)	$.35	$.55

DILUTED	$(.18)	$.34	$.55

WEIGHTED AVERAGE UNITS OUTSTANDING:
BASIC	36,382,736	33,646,953	30,124,286

DILUTED	36,382,736	33,985,106	30,210,779

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

					PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL
	CLASS A		CLASS B
	UNITS	AMOUNT	UNITS	AMOUNT
BALANCE, December 31,1998	300,000	$14,000	29,700,000	$1,386,000	$—	$28,628,529	$—	$30,028,529

Units issued under Unit Purchase Plan			302,000	1,208,000				1,208,000
Equity distribution						(160,794,000)		(160,794,000)
Capital contribution to fund special bonus distribution					5,330,000			5,330,000
Net income						16,551,965		16,551,965

BALANCE, December 31, 1999	300,000	14,000	30,002,000	2,594,000	5,330,000	(115,613,506)	—	(107,675,506)

Units issued in connection with ITS acquisition	47,671	340,371	5,948,264	33,959,627				34,299,998

Units issued under Unit Purchase Plan			84,801	484,200				484,200

Equity distribution						(7,620,000)		(7,620,000)

Net income						11,662,523		11,662,523

Foreign currency translation							(212,254)	(212,254)

Total comprehensive income								11,450,269

BALANCE, December 31, 2000	347,671	354,371	36,035,065	37,037,827	5,330,000	(111,570,983)	(212,254)	(69,061,039)

Net loss						(6,493,186)		(6,493,186)

Foreign currency translation							(577,658)	(577,658)

Total comprehensive loss								(7,070,844)

BALANCE, December 31, 2001	347,671	$354,371	36,035,065	$37,037,827	$5,330,000	$(118,064,169)	$(789,912)	$(76,131,883)

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(6,493,186)	$11,662,523	$16,551,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,693,892	4,827,164	2,389,877
Amortization of deferred financing costs	1,020,194	954,585	555,919
Deferred income taxes	56,268	—	—
Net change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	14,428,411	(6,986,877)	753,220
Inventories, net	14,149,958	(4,692,093)	(3,444,469)
Prepaid expenses and other current assets	(495,321)	(293,037)	17,101
Deposits	(96,944)	(31,349)	(67,171)
Accounts payable	(12,570,930)	547,092	(427,973)
Accrued liabilities	2,151,945	306,340	260,573
Accrued compensation and benefits	(1,342,919)	134,294	156,457
Accrued interest payable	(491,994)	301,037	2,406,054
Net cash provided by operating activities	17,009,374	6,729,679	19,151,553

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,744,983)	(4,872,630)	(532,095)
Net purchases of short-term investments	(255,236)	(294,605)	(605,255)
Acquisition of ITS, net of cash acquired	—	(51,492,551)	—
Net cash used in investing activities	(2,000,219)	(56,659,786)	(1,137,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving lines of credit	23,908,008	31,852,187	5,770,937
Payments on revolving lines of credit	(27,111,000)	(17,469,559)	(5,185,427)
Payments on obligations under capital leases	(1,075,446)	(833,055)	(776,519)
Payments on long-term debt	(6,415,704)	(5,200,754)	(5,362,278)
Borrowings on long-term debt	—	8,000,000	150,000,000
Deferred financing costs	(384,490)	(373,265)	(5,356,423)
Proceeds from sale of units	—	34,784,198	1,208,000
Equity distribution	(2,118,000)	(7,232,000)	(159,064,000)
Capital contribution to fund special bonus distribution	—	—	5,330,000
Net cash provided by (used in) financing activities	(13,196,632)	43,527,752	(13,435,710)
Cash effect of exchange rate changes	(73,000)	(108,000)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,739,523	(6,510,355)	4,578,493

CASH AND CASH EQUIVALENTS, beginning of period	852,966	7,363,321	2,784,828
CASH AND CASH EQUIVALENTS, end of period	$2,592,489	$852,966	$7,363,321
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$15,944,055	$15,309,313	$7,628,151
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Assets acquired under capital lease obligations	$—	$1,338,000	$3,161,202

On June 15, 2000, the Company acquired Industrial and Telecommunication Systems and related entities (“ITS”) for approximately $43.2 million in cash, plus $1.0 million in acquisition costs and paid off $9.7 million of ITS’s debt. In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of tangible assets acquired	$33,435,000
Goodwill and other related intangibles	45,604,000
Cash paid for ITS’s stock	(43,150,000)
Repayment of certain assumed debt at closing	(9,722,000)
Liabilities assumed	$26,167,000

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

On June 15, 2000, the Company completed its acquisition of Industrial and Telecommunication Systems and related entities (“ITS” or “Cherokee Europe”). The Company paid approximately $43 million in cash, acquired net assets (excluding debt) at fair value of approximately $9 million, assumed debt of approximately $12 million, of which approximately $10 million was repaid at closing, and incurred transaction costs of approximately $1 million. The Company accounted for the acquisition using the purchase method of accounting and recorded goodwill and other related intangibles of approximately $46 million in the transaction, which is being amortized over 15 years. The Company’s statements of operations are consolidated to include Cherokee Europe’s operations from the date of acquisition.

LINE OF BUSINESS The Company designs, develops, assembles and sells switch mode power supplies for original equipment manufacturers (OEMs) in the telecommunications, data networking and high-end workstation markets primarily in the United States and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

FINANCIAL CONDITION As shown in the consolidated financial statements, the Company incurred a net loss of $6,493,186 for the year ended December 31, 2001 and had negative working capital of $47,698 at December 31, 2001. In addition, the Company was not in compliance with certain debt covenants at June 30, 2001; however, such noncompliance was waived upon execution of a Waiver and Third Amendment to the Credit Agreement on September 26, 2001 (see Note 4). These negative trends have resulted from unfavorable economic conditions and reduced capital spending by industries in which the Company operates. The Company's sales have decreased in each quarter of 2001, compared to the immediately preceding quarter. If the unfavorable economic conditions continue, the Company's financial condition and operating results could be adversely affected. Based on the Company's present expectations, it anticipates that it may not be in compliance with certain financial covenants under its credit agreement at June 30, 2002, or earlier, without additional financing from its majority unitholders. In addition, management believes that cash flow from operations and available borrowing capacity may not be adequate to meet its anticipated cash requirements, including operating requirements, planned capital expenditures and debt service, for the last six months of fiscal year 2002, or earlier.

Management is currently considering alternatives to address these issues, which include (a) an amendment or restructuring of its credit agreement (b) a refinancing of its credit agreement (c) the infusion of additional equity by its unitholders, or (d) some combination of the above. Based upon the Company's current business plans and prospects, management expects that its restructuring alternatives, the $10.5 million guaranty by certain unitholders and funding from its unitholders, if necessary, will enable the Company to meet its obligations and comply with its debt covenants through December 31, 2002. (See Note 4).

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Cherokee Europe and related entities, (Note 10), Cherokee Electronica, S.A. DE C.V., (Electronica), Cherokee India Pvt. Ltd. (India), Powertel India Pvt. Ltd. (Powertel) and Cherokee International Finance, Inc. (Finance). Finance was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10 1/2% Senior Subordinated Notes (see Note 4) and has no independent assets or operations. All material intercompany accounts and transactions have been eliminated.

FISCAL YEAR The Company’s fiscal years 2001, 2000, and 1999 ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

TRANSLATION OF FOREIGN CURRENCIES: Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the year. Resulting transaction gains and losses are included in results of operations. The functional currency of Cherokee Europe is the Belgium Franc. The functional currency of Electronica, Powertel and India is the U.S. dollar as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected in other comprehensive income in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Transaction gains and losses were not significant for the periods presented.

CASH AND CASH EQUIVALENTS For presentation purposes in the consolidated financial statements, all highly liquid debt instruments purchased with an original maturity date of three months or less are considered to be cash equivalents.

SHORT-TERM INVESTMENTS Short-term investments, which approximate fair value, consist principally of bank certificates of deposit with original maturity dates of approximately 3-12 months.

INVENTORIES Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor, and manufacturing overhead and consist of the following at December 31:

	2001	2000
Raw material	$14,061,789	$26,593,294
Work-in-process	3,526,256	6,495,045
Finished goods	3,703,742	3,187,406
	$21,291,787	$36,275,745

PROPERTY AND EQUIPMENT Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5-20 years
Machinery and equipment.	5-10 years
Dies, jigs and fixtures	3 years
Office equipment and furniture	3-5 years
Automobiles and trucks	5 years
Leasehold improvements	5 years

DEFERRED FINANCING COSTS During 1999, the Company incurred approximately $6.2 million of costs related to the issuance of senior subordinated notes and the execution of a new term loan and credit facility. Approximately $5.4 million of such costs were capitalized as deferred financing costs and approximately $.8 million of such costs were directly expensed in 1999 and included in other income (expense) in the accompanying consolidated statements of operations. During 2000, the Company incurred approximately $0.4 million of costs related to additional borrowings associated with the acquisition of ITS. During 2001, the Company incurred approximately $0.4 million of costs relating to an amendment of the credit agreement with its lenders. Deferred financing costs are being amortized over the term of the related debt.

LONG-LIVED ASSETS The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2001 and 2000.

DERIVATIVE INSTRUMENTS Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and all derivatives are to be reported on the balance sheet at fair value. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS The amounts recorded for accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The amounts recorded for long-term debt and capital lease obligations approximate fair value, as interest is tied to or approximates market rates.

INCOME TAXES The Company is a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the Company’s individual members. Accordingly, no provision for federal income taxes has been provided in the accompanying financial statements. Provisions for California franchise tax and fees are not significant for any period presented. The Company’s operations in Mexico, India and Belgium are subject to income taxes on earnings generated in those countries.

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. In accordance with SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax asset valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

REVENUE RECOGNITION Revenues from product sales are recognized upon passage of title and shipment of products to customers. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The adoption of SAB 101 did not have an impact on the Company’s consolidated financial statements.

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

INCOME PER UNIT In accordance with SFAS No. 128, EARNINGS PER SHARE, basic income per unit calculations are determined by dividing net income by the weighted average Class A and B units outstanding. Diluted income per unit reflects the potential dilutive effect, determined by the treasury stock method, of additional Class B units that are issuable upon exercise of outstanding unit options:

	YEARS ENDED DECEMBER 31
	2001	2000	1999
Net Income (Loss)	$(6,493,186)	$11,662,523	$16,551,965
Units:
Weighted-average units outstanding - basic	36,382,736	33,646,953	30,124,286
Effect of dilutive options	—	338,153	86,493
Weighted-average units outstanding - diluted	36,382,736	33,985,106	30,210,779

Net income (loss) per unit:
Basic	$(.18)	$.35	$.55

Diluted	$(.18)	$.34	$.55

In calculating net loss per unit for 2001, the effect of dilutive options is excluded because it is antidilutive.

SEGMENT INFORMATION The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 established standards for reporting information about operating segments in financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company is a leading designer and manufacturer of a broad range of power supplies for original equipment manufacturers in the telecommunications, data networking, high-end workstations and other electronic industries. The Company's operating segments consist of Cherokee International, LLC and its wholly owned subsidiaries located in Europe, Mexico and India. These operating segments have been aggregated into a single reporting segment based on their common operating characteristics.

COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded through equity are included in comprehensive income (loss). Comprehensive income (loss), including net income (loss) and losses from foreign currency translation adjustments, was $(7,070,844) and $11,450,269 for the years ended December 31, 2001 and 2000, respectively. Comprehensive income for the year ended December 31, 1999 was the same as net income.

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

RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company will no longer amortize intangible assets but will evaluate their carrying value on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The Company expects the adoption of SFAS No. 142 to result in reduced amortization expense of approximately $3.0 million in 2002. The Company is currently evaluating the impact that the adoption of all provisions of these standards will have on its financial position and results of operations on January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position and results of operations on January 1, 2002.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2001	2000
Land	$1,331,028	$1,373,335
Building and improvements	4,020,048	4,049,660
Machinery and equipment	15,672,286	14,655,865
Dies, jigs and fixtures	426,757	415,141
Office equipment and furniture	1,710,022	1,762,181
Automobiles and trucks	191,547	245,879
Leasehold improvements	3,514,275	1,783,115
Construction in progress	970,625	2,351,389
	27,836,588	26,636,565
Less accumulated depreciation and amortization	(13,146,218)	(9,574,286)
	$14,690,370	$17,062,279

Included in property and equipment are assets under capital leases of $5,344,992 and $6,493,278 as of December 31, 2001 and 2000, respectively. Accumulated amortization of assets under capital leases was $2,385,902 and $2,465,190 as of December 31, 2001 and 2000, respectively.

4. DEBT

Long-term debt consists of the following at December 31:

	2001	2000
10.5% unsecured senior subordinated notes, interest due semi-annually, redeemable at the Company’s option beginning May 2004 at a rate of 105.25% of the original principal amount decreasing to 100% of the original principal amount at May 2007 and thereafter, the Company may also redeem up to 35% of the original principal amount prior to May 2002 at 110.5% of the original principal amount, matures in May 2009	$100,000,000	$100,000,000
Term loans, bearing interest at LIBOR plus 3.50% and LIBOR plus 4.00% (5.44% to 6.63% as of December 31, 2001). Interest rates subject to change based on the Company’s leverage ratio as defined, aggregate quarterly principal amounts due at amounts ranging from $1,830,201 to $3,074,714, remaining unpaid principal and interest due April 30, 2005	41,801,264	48,216,968
	141,801,264	148,216,968
Less current portion	(7,728,098)	(6,415,703)
Total long-term debt	$134,073,166	$141,801,265

As of December 31, 2001, maturities of long-term debt are as follows:

Year ending December 31:
2002	$7,728,098
2003	9,085,749
2004	11,167,480
2005	13,819,937
2006	—
Thereafter	100,000,000
$141,801,264

In June 2000, the Company amended its credit agreement to provide for additional term loan borrowings of $8 million, the proceeds of which were used to finance a portion of the purchase price of an acquisition (see Note 10). The term loans are collateralized by substantially all of the Company’s assets and contain certain financial covenants including capital expenditures limitations, minimum fixed charge coverage and interest coverage ratios, minimum debt to equity ratio requirements and restrictions on dividends.

During April 1999, the Company entered into a revolving line of credit agreement, which provides for borrowings, based on a percentage of certain receivables and inventory, not to exceed $25,000,000. Borrowings bear interest at LIBOR plus 3.50% or prime plus 2.25% (7.00% to 7.25% as of December 31, 2001). Interest rates are subject to change over time based on the Company’s leverage ratio as defined. This revolving line of credit is collateralized by substantially all of the Company’s assets and is subject to the same financial covenants as the term loan discussed above. This revolving line of credit required payment of commitment fees and expires in 2005. Outstanding borrowings under this line of credit were $10,535,146 and $11,827,138 at December 31, 2001 and 2000, respectively.

                In September 2001, the Company’s credit agreement with its lenders was amended to include provisions that specify among other things, (1) that some of the Company’s unitholders, or their equity members, will guarantee $10.5 million of the Company’s senior debt principal until specific financial ratios are attained, (2) that the Company will be restricted from making cash distributions to its equity members until specific financial ratios are attained, (3) that the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of senior subordinated notes so long as specified financial ratios are attained, (4) that the maximum availability under the revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial covenant ratios required in future periods have been modified, including provisions allowing the Company's unitholders to make capital contributions to the Company which will be treated as earnings (as defined) for purposes of calculating certain debt covenants. Under the terms of the $10.5 million guaranty, the guarantors would be subrogated to rights of the lenders under the credit agreement, on a basis senior to the senior subordinated notes. As of December 31, 2001, the Company was in compliance with its debt covenants.

                Based upon the Company's current business plans and prospects, management expects that its restructuring alternatives, the $10.5 million guaranty by certain unitholders and funding from its unitholders, if necessary, will enable the Company to meet its obligations and comply with its debt covenants through December 31, 2002.

                Foreign credit facilities of $2,647,000 and $4,771,000 at December 31, 2001 and 2000, respectively, included a working capital line of credit with a Belgian bank, BBL, which is denominated in Belgian Francs and is collateralized by a pledge in first rank over accounts receivable. The loan is due on demand and bears interest based on variable market rates (4.51% as of December 31, 2001) and requires ITS to maintain a certain specific net assets ratio. ITS is in compliance with all loan requirements as of December 31, 2001.

5. COMMITMENTS

The Company leases certain of its manufacturing facilities under non-cancelable operating leases for an aggregate monthly rental of approximately $112,600. These leases expire at various dates through 2009. One of the manufacturing facilities is leased from an entity controlled by two members of the Company’s management committee. Rental expense for the years ended December 31, 2001, 2000, and 1999 totaled approximately $1,756,760, $1,433,243, and $1,375,845 ($1,004,446, $975,382, and $927,378 to a related entity), respectively.

The Company has two capital lease contracts, bearing interest ranging from 5.60% to 8.03%. The total monthly principal and interest payments related to these capital leases are approximately $111,521. The leases expire between November 2003 and December 2004.

A summary of lease commitments as of December 31, 2001 is as follows:

	CAPITAL LEASES	OPERATING LEASES
Year ending December 31:
2002	$1,329,121	$1,380,629
2003	1,435,301	1,275,016
2004	723,017	1,019,727
2005	—	1,014,666
2006	—	1,014,666
Thereafter	—	2,452,108

Total minimum lease payments	3,487,439	$8,156,812
Less amount representing interest	(409,626)
Present value of future minimum lease payments	3,077,813
Less current portion	(1,156,795)
	$1,921,018

Of the $8,156,812 total minimum payments for operating leases, $7,525,438 is payable to a related entity.

6. MEMBERS’ EQUITY (DEFICIT)

CAPITALIZATION The Company’s members’ equity (deficit) consists of Class A and Class B units. Class A units are entitled to one vote per unit and Class B Units are not entitled to vote.

UNIT OPTION PLAN In June 1999, the Company adopted the 1999 Unit Option Plan (the Plan) which provides for the issuance to officers and key employees of up to 2,970,000 options to purchase Class B units at an exercise price per unit of not less than 85% of fair market value at the date of grant. At December 31, 2001, 534,500 options were available for grant. Options expire no later than ten years from the date of grant and generally become exercisable over a four-year period.

As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company accounts for its employee unit-based compensation plan using the intrinsic value method under APB Opinion No. 25 and provides the expanded disclosures specified in SFAS No. 123. On January 3, 2001, the Company granted 170,000 unit options at an exercise price of $5.71. The exercise price represented the fair value of the Company’s Class B units at the date of grant as determined by the Company’s Management Committee using information contained in an independent appraisal. Accordingly, no compensation expense was recorded for these unit option grants pursuant to APB Opinion No. 25.

Had compensation cost been determined using the provisions of SFAS No. 123, the difference between net income (loss) and net income (loss) per unit as reported and pro forma net income (loss) and net income (loss) per unit would have been as follows:

	2001		2000		1999
	AS REPORTED	PRO FORMA	AS REPORTED	PRO FORMA	AS REPORTED	PRO FORMA
Net income (loss)	$(6,493,186)	$(7,213,244)	$11,662,523	$11,229,165	$16,551,965	$16,416,974
Net income(loss) per unit:
Basic	$(.18)	$(.20)	$.35	$.33	$.55	$.54
Diluted	$(.18)	$(.20)	$.34	$.33	$.55	$54

For purposes of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the years ended December 31, 2001, 2000, and 1999: expected volatility of zero; risk-free interest rate of 5% in 2001 and 6% in 2000 and 1999; no dividends; and expected lives of five years.

A summary of activity for the Unit Option Plan is presented below:

	FISCAL YEAR ENDED DECEMBER 31, 2001		FISCAL YEAR ENDED DECEMBER 31, 2000		FISCAL YEAR ENDED DECEMBER 31, 1999
	UNITS	WEIGHTED- AVG EXERCISE PRICE	UNITS	WEIGHTED- AVG EXERCISE PRICE	UNITS	WEIGHT-AVG EXERCISE PRICE
Outstanding at beginning of year	2,424,500	$4.90	1,130,000	$4.00	—	$—

Granted (weighted- average fair value of $1.25 for 2001, $1.44 for 2000 and $0.96 for 1999)	170,000	$5.71	1,340,000	$5.63	1,155,000	$4.00
Exercised	—	$—	—	$—	—	$—
Cancelled	(159,000)	$4.95	(45,500)	$4.11	(25,000)	$4.00

Outstanding at end of year	2,435,500	$4.95	2,424,500	$4.90	1,130,000	$4.00

Exercisable at end of year	822,000	$4.62	271,875	$4.00	—	$—

The following table summarizes information about options as of December 31, 2001:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
EXERCISE PRICE	OPTION UNITS OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$4.00	947,500	7.50	$4.00	473,750	$4.00
$4.00	75,000	7.66	$4.00	37,500	$4.00
$4.70	100,000	8.36	$4.70	25,000	$4.70
$5.71	1,143,000	8.70	$5.71	285,750	$5.71
$5.71	170,000	9.00	$5.71	—	$5.71
	2,435,500	8.21	$4.95	822,000	$4.62

                Effective March 15, 2002, the Company has made an offer to all option holders to cancel all outstanding options to purchase Class B Units with an exercise price equal to or greater than $4.00 per unit in reliance on the Company's intent to grant new options of an equal number at the fair market value after six months and a day following cancellation.

UNIT PURCHASE PLAN In June 1999, the Company adopted the 1999 Unit Purchase Plan covering an aggregate of 1,500,000 shares of Class B units. The purpose of the 1999 Unit Purchase Plan is to enable selected officers, management committee members, employees, consultants and advisors of the Company to purchase Class B units. The price of the Class B units under the plan shall not be less than 85% of the fair market value of the Class B units at the date of grant. No units were granted during 2001. During 2000 and 1999, the Company granted 84,801 units at $5.71 per unit and 302,000 units at $4.00 per unit, respectively, representing fair value consistent with the unit option grants described above. At December 31, 2001, the Company had 1,113,199 units available for future grant.

7. RETIREMENT PLANS

In March 1996, the managers and members of the Company approved the adoption of a supplemental retirement plan (the 401(k) Plan) in which substantially all domestic employees are eligible to participate after completing six months of employment. The 401(k) Plan allows participating employees to contribute up to 15% of the employee’s pretax compensation, with the Company making discretionary matching contributions. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. For the years ended December 31, 2001, 2000, and 1999, the Company elected to contribute approximately $207,756, $276,833, and $237,764 respectively, to the 401(k) Plan. Administrative costs associated with the 401(k) Plan are paid by participants.

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan:

	Year ended December 31, 2001	June 15, 2000 to December 31, 2000
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year	$2,678,515	$—
Benefit obligation acquired	—	2,872,757
Benefits paid	(136,308)	—
Effect of exchange rate changes	(168,490)	(42,295)
Service cost and plan participants’ contributions	152,400	86,968
Interest cost	145,524	87,654
Actuarial (gain) loss	84,202	(326,569)
Benefit obligation, end of year	$2,755,843	$2,678,515

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of year	$2,061,298	$—
Fair value of plan assets acquired	—	1,977,183
Benefits paid	(136,308)	—
Effect of exchange rate changes	(125,580)	(30,770)
Actual return on plan assets	17,123	24,753
Employer contribution	109,736	54,079
Plan participants’ contributions	66,683	36,053
Fair value of plan assets, end of year	$1,992,952	$2,061,298

Funded (unfunded) status	$(762,891)	$(617,217)
Unrecognized net actuarial gain	(99,411)	(290,058)
Accrued pension liability	$(862,302)	$(907,275)

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$85,717	$50,915
Interest cost	145,524	87,654
Expected return on plan assets	(109,886)	(59,053)
Net periodic benefit cost	$121,355	$79,516

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 5.25% and 3.45% for the year ended December 31, 2001 and 5.75% and 3.65% for the period June 16, 2000 (date of acquisition) to December 31, 2000. The expected long-term rate of return on assets was 5.5% for the year ended December 31, 2001 and for the period from June 16, 2000 (date of acquisition) to December 31, 2000.

8. CONCENTRATION OF NET SALES

For the years ended December 31, 2001, 2000, and 1999 approximately 40%, 48%, and 53%, respectively, of the Company’s net sales were derived from six customers, of which zero, two and one customers, respectively, individually exceeded 10%. For the years ended December 31, 2000, and 1999, the Company’s largest customer accounted for approximately 13% and 27%, respectively, of net sales. A single customer in 2000 accounted for 11% of net sales. Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products would have an adverse effect on the Company’s financial position and results of operations.

The Company sells its power supply products to OEMs in the telecommunications, networking, high-end workstations and other electronic industries. The Company uses information based on customers and geographic location; however, these activities are managed as a single business and have been aggregated into a single reportable operating segment. For the years ended December 31, 2001, 2000 and 1999, net sales by region were as follows:

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
United States	$58,936,151	$89,636,075	$99,882,529
Europe	61,179,149	46,276,587	18,882,707
Other	1,878,399	7,261,926	2,692,301
	$121,993,699	$143,174,588	$121,457,537

The Company’s long-lived assets located outside of the United States were $9,360,047 and $10,922,432 as of December 31, 2001 and 2000, respectively.

9. SPECIAL BONUS DISTRIBUTION

During 1999, the Company’s management committee authorized approximately $5,330,000 of special bonus payments to certain key employees for their role in the Company’s growth and success over the previous years. These bonus payments were entirely funded by capital contributions made by the Company’s then existing members.

10. ACQUISITION

On June 15, 2000, the Company completed its acquisition of Industrial and Telecommunication Systems and related entities (“ITS), one of Europe’s leading designers and manufacturers of custom power supplies for OEM’s primarily in the telecommunications industry. The Company paid approximately $43 million in cash, acquired net assets (excluding debt) at fair value of approximately $9 million, assumed debt of approximately $12 million, of which approximately $10 million was repaid at closing, and incurred transaction costs of approximately $1 million. The company recorded goodwill and other related intangibles of approximately $46 million in the transaction, which is being amortized over 15 years.

The acquisition, including the repayment of certain assumed debt at closing, was financed with approximately $34 million of cash proceeds from the issuance and sale of new members’ equity units, approximately $13 million of borrowings under the Company’s existing bank credit agreement, as amended, and utilization of available cash.

The Company’s unaudited pro forma net sales, net income, and diluted income per share as if the acquisition of ITS had occurred as of the beginning of the years ended December 31, 2000 and 1999, are as follows:

	YEAR ENDED DECEMBER 31
	2000	1999
Net sales	$167,970,000	$170,728,000

Net income	$11,439,000	$9,192,000

Diluted net income per unit	$.31	$.25

The pro forma operating results above include the results of operations for ITS for the years ended December 31, 2000 and 1999 with goodwill and other related intangibles amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings and pro forma issuance of the Company’s membership units reflected in the weighted average number of units outstanding for the computations of pro forma diluted net income per unit.

The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the acquisition had been effected at the beginning of 1999.

11. INCOME TAXES

Income (loss) before income taxes consists of the following components:

	2001	2000
United States	$96,471	$14,011,298
Foreign	(6,321,553)	(2,316,775)
	$(6,225,082)	$11,694,523

The provision for current and deferred income taxes consists of the following:

	2001	2000
Current:
Federal	$—	$—
State	—	—
Foreign	211,836	32,000

Total current	211,836	32,000

Deferred:
Federal	—	—
State	—	—
Foreign	56,268	—

Total deferred	56,268	—

Total provision	$268,104	$32,000

As described in Note 1, no federal income tax provision has been provided because the Company is a limited liability company for U.S. income tax purposes and is not subject to tax. State minimum franchise taxes and fees are insignificant and have been recorded in general and administrative expenses. Foreign income taxes have been provided for all applicable juridictions. Any U.S. or state income tax liability on undistributed earnings of foreign subsidiaries would accrue to the Company’s members.

Our effective tax rate differs from the Federal statutory rate of 35% as follows:

	2001	2000
Worldwide pre-tax income (loss) @ 35%	$(2,178,779)	$4,093,083
US income not subject to federal tax	(33,765)	(4,903,954)
Foreign taxes	268,104	32,000
Goodwill amortization	842,450	456,246
Change in valuation allowance	958,000	570,000
Other	412,094	(215,375)
Total	$268,104	$32,000

Deferred income taxes are provided for net operating losses (NOL) of all applicable European subsidiaries. As of December 31, 2001, this amount is $8,097,000. The NOLs have an indefinite carry over period. In the opinion of management, it is more likely than not that these NOLs will not be realized in the foreseeable future. Accordingly, management has determined that a full valuation allowance was required as of December 31, 2001 and 2000 for the deferred tax assets related to the European subsidiaries.

The Company's deferred income taxes are comprised of the following at December 31:

	2001	2000
Employee benefit accrual	$221,000	$227,000
Pension liability	305,000	363,000
Inventories	(320,440)	720,000
Fixed assets	316,237	—
Other reserves	108,935	—
Net operating loss carryforwards	3,049,000	1,468,000
Less: Valuation Allowance	(3,736,000)	(2,778,000)
Net deferred tax asset (liability)	$(56,268)	$—

The change in the valuation allowance for the year ended December 31, 2001 is an increase of $958,000 and an increase of $570,000 for the period from June 16, 2000 (date of acquisition of ITS) to December 31, 2000. Approximately $2,217,000 of the Company’s valuation allowance relates to acquired deferred tax assets at December 31, 2001 and 2000. If these acquired deferred tax assets are realized in the future, the tax benefit will be credited to goodwill.

12. SELECTED QUARTERLY DATA (UNAUDITED)

	2 0 0 1				2 0 0 0
	March 31	June 30	Sept.30	Dec. 31	March 31	June 30	Sept.30	Dec. 31
	(In Thousands)
Net sales	$39,420	$32,863	$25,995	$23,716	$25,431	$28,664	$43,205	$45,875

Gross profit	12,079	9,014	7,155	6,427	8,799	10,169	14,820	14,869

Net income (loss)	962	(932)	(2,816)	(3,707)	2,139	2,541	3,019	3,964

Diluted net income (loss) per unit	$.03	$(.03)	$(.08)	$(.10)	$.07	$.08	$.08	$.11

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Members of

Cherokee International, LLC:

We have audited the consolidated financial statements of Cherokee International, LLC and subsidiaries (the Company) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 20, 2002. Such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14a. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California

March 20, 2002

CHEROKEE INTERNATIONAL, LLC

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT BEGINNING OF PERIOD	CHARGED (CREDITED) TO COST AND EXPENSES	ACQUIRED BALANCE	DEDUCTIONS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1999	$175,000	$—	$—	$—	$175,000
Year ended December 31, 2000	175,000	96,299	72,947	(84,360)	259,886
Year ended December 31, 2001	259,886	113,333	—	(135,912)	237,307

RESERVE FOR INVENTORY OBSOLESCENCE:
Year ended December 31, 1999	$578,310	$418,000	$—	$—	$996,310
Year ended December 31, 2000	996,310	997,269	990,101	(516,316)	2,467,364
Year ended December 31, 2001	2,467,364	1,713,916	—	(604,952)	3,576,328