Form 10-Q
period 2002-03-31
CHEROKEE INTERNATIONAL LLC
filed 2002-05-15
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,408,463	$2,592,489
Short-term investments	1,199,979	1,155,096
Accounts receivable, net of allowance for doubtful accounts of $241,707 and $237,307 as of March 31, 2002 and December 31, 2001, respectively	17,999,614	17,587,062
Inventories, net	16,821,237	21,291,787
Prepaid expenses and other current assets	825,473	1,108,833

Total current assets	40,254,766	43,735,267
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $13,977,953 and $13,146,218 as of March 31, 2002 and December 31, 2001, respectively	13,851,464	14,690,370
DEPOSITS	396,014	402,990
DEFERRED INCOME TAXES	316,237	316,237
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,800,274 and $2,530,698 as of March 31, 2002 and December 31, 2001, respectively	3,313,904	3,583,480
GOODWILL, net of accumulated amortization of $4,691,078 in 2002 and 2001	40,916,922	40,916,922

	$99,049,307	$103,645,266

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,360,588	$6,325,785
Accrued liabilities	5,767,789	6,758,971
Accrued compensation and benefits	5,709,063	6,044,568
Accrued interest payable	4,819,547	2,214,097

Revolving lines of credit	10,953,043	13,182,146
Current portion of long-term debt	7,931,746	7,728,098
Current portion of capital lease obligations	1,172,936	1,156,795
Deferred income taxes	372,505	372,505

Total current liabilities	43,087,217	43,782,965
LONG-TERM DEBT, net of current portion	132,039,318	134,073,166
CAPITAL LEASE OBLIGATIONS, net of current portion	1,610,900	1,921,018
MEMBERS’ EQUITY (DEFICIT)
Class A units: 347,671 units issued and outstanding in 2002 and 2001	354,371	354,371
Class B units: 36,035,065 units issued and outstanding in 2002 and 2001	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(119,491,662)	(118,064,169)
Accumulated other comprehensive loss	(918,664)	(789,912)

Total members’ deficit	(77,688,128)	(76,131,883)

	$99,049,307	$103,645,266

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001

NET SALES	$24,564,338	$39,419,797
COST OF SALES	17,220,352	27,340,923

GROSS PROFIT	7,343,986	12,078,874
OPERATING EXPENSES:
Engineering and development	1,537,971	1,886,255
Selling and marketing	932,390	1,060,417
General and administrative	2,539,399	2,970,076
Amortization of goodwill	—	759,000

Total operating expenses	5,009,760	6,675,748

OPERATING INCOME	2,334,226	5,403,126
OTHER INCOME (EXPENSE):
Interest expense	(3,723,568)	(4,370,508)
Other income	23,151	24,583

Total other expense, net	(3,700,417)	(4,345,925)

Income (loss) before income taxes	(1,366,191)	1,057,201
Provision for income taxes	61,302	95,000
NET INCOME (LOSS)	$(1,427,493)	$962,201

NET INCOME (LOSS) PER UNIT:
Basic	$(.04)	$.03
Diluted	$(.04)	$.03

WEIGHTED AVERAGE UNITS OUTSTANDING:
Basic	36,382,736	36,382,736
Diluted	36,382,736	36,723,108

See notes to condensed consolidated financial statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,427,493)	$962,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	849,849	1,763,319
Amortization of deferred financing costs	269,576	242,751
Net change in operating assets and liabilities:
Accounts receivable, net	(525,982)	3,022,656
Inventories, net	4,368,053	1,726,703
Prepaid expenses and other current assets	276,684	(84,192)
Deposits	782	1,096
Accounts payable	104,223	(3,885,300)
Accrued liabilities	(946,276)	(22,928)
Accrued compensation and benefits	(280,368)	(1,121,900)
Accrued interest payable	2,605,835	2,402,265
Net cash provided by operating activities	5,294,883	5,006,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(89,461)	(297,022)
Net change in short-term investments	(44,883)	8,058

Net cash used in investing activities	(134,344)	(288,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	3,210,347	2,969,648
Payments on revolving lines of credit	(5,407,550)	(4,600,000)
Payments on obligations under capital leases	(281,224)	(188,208)
Payments on long-term debt	(1,830,200)	(1,427,651)
Borrowings on long-term debt	—	208,000

Net cash used in financing activities	(4,308,627)	(3,038,211)
Cash effect of exchange rate changes	(35,938)	(31,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	815,974	1,648,496
CASH AND CASH EQUIVALENTS, beginning of period	2,592,489	852,966

CASH AND CASH EQUIVALENTS, end of period	$3,408,463	$2,501,462

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation

The information set forth in the accompanying condensed consolidated financial statements is unaudited and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of Cherokee International, LLC (the “Company”) for the periods indicated.

Results of operations for the interim three months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s first quarter represented the 13-week periods ended on March 31 in 2002 and April 1 in 2001. For presentation purposes, these fiscal quarters have been referred to as ending on March 31.

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

Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2001.

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

Certain reclassifications have been made to the 2001 presentation to conform with the 2002 presentation.

2.       Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

	March 31, 2002	December 31, 2001

Raw material	$12,784,539	$14,061,789
Work-in-process	2,138,107	3,526,256
Finished goods	1,898,591	3,703,742

	$16,821,237	$21,291,787

3.       Income Taxes

The Company is a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based  on income of a limited liability company are payable by the Company’s  individual members. Accordingly, no provision for U.S. federal income taxes  has been provided in the accompanying financial statements. Provisions for California franchise tax and fees are not significant for any period presented. The Company’s provision for income taxes primarily relates to operations in Mexico, Belgium and India which are subject to income taxes on earnings generated in those countries.

4.       Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded through equity are included in comprehensive income (loss). Comprehensive loss for the three months ended March 31, 2002 was $1,556,245, which included a net loss of $1,427,493 and a loss from foreign currency translation adjustments of $128,752. Comprehensive income for the three months ended March 31, 2001 was $398,110, which included net income of $962,201 and a loss from foreign currency translation adjustments of  $564,091.

5.       Net Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended
	March 31, 2002	March 31, 2001

Net income (loss)	$(1,427,493)	$962,201

Units:
Weighted-average units outstanding—basic	36,382,736	36,382,736
Effect of dilutive options	—	340,372

Weighted-average units outstanding—diluted	36,382,736	36,723,108

Net income (loss) per unit:
Basic	$(.04)	$.03

Diluted	$(.04)	$.03

In calculating net loss per unit for the three months ended March 31, 2002, the effect of dilutive options is excluded because it is antidilutive.

6.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed  before July 1, 2001, that were accounted for by the purchase method.  The Company has adopted SFAS No. 141 and has determined that there was no material impact on the consolidated financial statements as a result of the adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS No. 142 effective January 1, 2002. The Company no longer amortizes goodwill but will evaluate their carrying value on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The adoption of  SFAS No. 142 resulted in reduced amortization expense of approximately $759,000 during the first quarter of 2002 compared to the first quarter of 2001.

In August 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and is effective for fiscal years beginning after December 15, 2001.  The adoption of this standard at January 1, 2002 did not have a material impact on the Company's financial position and results of operations.

7.       Goodwill

In connection with the acquisition of Cherokee Europe in June 2000, the excess purchase price amount allocated to goodwill was approximately $46 million which was being amortized over a useful life of 15 years. This amortization cost was recorded in operating expenses. The Company ceased amortizing goodwill as of the beginning of the first quarter of 2002 in compliance with SFAS No. 142 and did not recognize approximately $759,000 of amortization expense that was recognized in the first quarter of 2001.  In accordance with SFAS No. 142, the Company will evaluate the carrying value of goodwill for impairment initially as of June 30, 2002, and at least annually thereafter or when events or circumstances indicate that their carrying value may be impaired.

Summarized below is the effect on net income (loss) per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net (loss) income:
As reported	$(1,427)	$962
Add: goodwill amortization	—	759
Adjusted net (loss) income	$(1,427)	$1,721

Basic net income (loss) per share:
As reported	$(.04)	$.03
Add: goodwill amortization	—	.02
Adjusted basic net income (loss) per share	$(.04)	$.05

Diluted net income (loss) per share:
As reported	$(.04)	$.03
Add: goodwill amortization	—	.02
Adjusted diluted net income (loss) per share	$(.04)	$.05

8.       Long-Term Debt

In September 2001, the Company's credit agreement with its lenders was amended to include provisions that specify among other things, (1) that some of the Company's unitholders, or their equity members, will guarantee $10.5 million of the Company's senior debt principal until specific financial ratios are attained, (2) that the Company will be restricted from making cash distributions to its unitholders until specific financial ratios are attained, (3) that the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of senior subordinated notes so long as specified financial ratios are attained, (4) that the maximum availability under the revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial covenants ratios required in future periods have been modified, including provisions allowing the Company's unitholders to make capital contributions to the Company which will be treated as earnings (as defined) for purposes of calculating debt covenants.  As of March 31, 2002 the Company was in compliance with its debt covenants.

Based upon our present expectations, the Company anticipates that it may not be in compliance with certain financial covenants under its credit agreement at June 30, 2002 without additional financing from its unitholders.  In addition, the Company believes that cash flow from operations and available borrowing capacity may not be adequate to meet its anticipated cash requirements, including operating requirements, planned capital expenditures and debt service, for the last six months of the year, or earlier, without additional financing from its unitholders.

The Company is currently considering alternatives to address these issues, which may include (i) an amendment or restructuring of its credit agreement to provide additional liquidity and room under certain financial covenants, (ii) a refinancing of its credit agreement, (iii) the infusion of additional equity by its unitholders, or (iv) some combination of the above.  Based upon the Company’s current business plans and prospects, management expects that its restructuring alternatives, the $10.5 million guaranty by certain unitholders and funding from its unitholders, if necessary, will enable the Company to meet its obligations and comply with its debt covenants through December 31, 2002.

Management cannot provide any assurances that the Company will be successful in obtaining any desired results on satisfactory terms or as to what effect any of the foregoing, if obtained, may have on its future business operations.  In the event of a covenant or payment default under the credit agreement or a payment default under the indenture governing the Company's senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and to require the Company's unitholders, or their equity members, to contribute $10.5 million to repay senior debt principal under the terms of the guaranty they provided.  The guarantors would be subrogated to rights of the lenders under the credit agreement, on the basis senior to the senior subordinated notes.  In the event of a payment default under the indenture or the credit agreement or in the event of an acceleration of amounts due under the credit agreement, the holders of the senior subordinated notes could also accelerate the maturity of the outstanding senior subordinated notes.

9.       Unit Option Plan

Effective March 15, 2002, the Company has made an offer to all option holders to cancel all outstanding options to purchase Class B Units with an exercise price equal to or greater than $4.00 per unit in reliance on the Company’s intent to grant new options of an equal number at the fair market value after six months and a day following cancellation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cherokee is a leading designer and manufacturer of a broad range of switch mode power supplies for original equipment manufacturers (OEM’s) primarily in the telecommunications, networking and high-end workstation industries. The Company produces its products and related components in sophisticated manufacturing facilities located in Tustin and Irvine, California; Wavre, Belgium; Guadalajara, Mexico; and Bombay, India.

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

During 2001 and the first quarter of 2002, the  Company continued to generate the majority of its sales from the communications market segment, particularly the networking and telecommunications sectors.   As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the Company’s sales decreased in each quarter of 2001, compared to the immediately preceding quarter.  Sales in the first quarter of 2002 increased slightly from the fourth quarter of 2001. The Company believes unstable and unpredictable economic and industry conditions may continue.  If these conditions persist, the Company’s operating results and financial condition could be adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES

Net sales decreased by approximately 37.7% or $14.9 million to $24.6 million for the three months ended March 31, 2002 from last year’s $39.4 million for the three months ended March 31, 2001.  Sales of our North American operations decreased by approximately 45.8% or $11.7 million compared to the prior year, while sales of Cherokee Europe decreased by approximately 22.7% or $3.1 million. These decreases were primarily due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

Gross profit decreased by approximately 39.2% or $4.7 million to $7.3 million for the three months ended March 31, 2002 from $12.1 million for the three months ended March 31, 2001. Gross margin for the quarter decreased to 29.9% from 30.6% in the prior year’s quarter.

The decrease in gross profit was primarily due to significantly lower gross profit contributed by the North American operations which was attributable to the lower sales.   The decrease in gross margin compared to the prior year was primarily a result of a lower gross margin for our North American operations due mainly to an increase in factory overhead expenses as percentage of net sales. This was partially offset by higher gross margins for Cherokee Europe due to a favorable change in product mix.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2002 decreased by approximately 25.0% or $1.7 million to $5.0 million from $6.7 million for the three months ended March 31, 2001. As a percentage of sales, operating expenses increased to 20.4% from 16.9% in the first quarter of the prior year.

The decrease in operating expenses was primarily attributable to reductions in our workforce and other cost control measures implemented mainly during 2001 in response to unfavorable economic conditions.  In addition, as a result of adopting SFAS No. 142 as of January 1, 2002, the company ceased amortizing goodwill in the first quarter of 2002. Amortization of goodwill in the prior year’s quarter was approximately $0.8 million.

OPERATING INCOME

Operating income decreased by approximately 56.8% or $3.1 million to $2.3 million for the three months ended March 31, 2002 from $5.4 million for the three months ended March 31, 2001. Operating margin decreased to 9.5% for the first quarter from 13.7% in the prior year.

The decrease in operating income was primarily attributable to a decline in operating income of the North American operations  due to the lower sales and decreased gross margin.  Operating income contributed by Cherokee Europe in the first quarter increased from the prior year due to a favorable change in product mix. The decrease in operating margin was primarily attributable to the decrease in gross margin combined with higher operating expenses as a percentage of sales discussed above.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2002 was $3.7 million compared to $4.4 million for the three months ended March 31, 2001. The effect of increased debt during the three months ended March 31, 2002 compared to the prior year’s quarter was offset by lower interest rates on the Company’s revolver borrowings and term loans in the current year compared to the prior year.

NET INCOME (LOSS)

As a result of the items discussed above, the Company recorded a net loss of $1.4 million for the three months ended March 31, 2002 compared to net income of $1.0 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net cash provided by operating activities was $5.3 million for the three months ended March 31, 2002 compared to $5.0 million for the three months ended March 31, 2001. Cash provided by operating activities for 2002 reflects a net loss of approximately $1.4 million, depreciation and amortization of $0.9 million, a decrease in inventories of  $4.4 million, and an increase in accrued interest payable of $2.6 million, partially offset by a decrease of $0.9 million in accrued liabilities. Cash provided by operating activities for 2001 reflects net income of $1.0 million, depreciation and amortization of  $1.8 million, decreases of $3.0 million in accounts receivables and $1.7 million in inventory, and an increase in accrued interest payable of $2.4 million, partially offset by decreases of $3.9 million in accounts payable and $1.1 million in accrued compensation and benefits.

Net cash used in financing activities of $4.3 million for the three months ended  March 31, 2002 primarily reflects a net reduction of $2.2 million in revolving credit borrowings and $1.8 million of payments on long-term debt. Net cash used in financing activities of  $3.0 million for the three months ended March 31, 2001 primarily reflects a net reduction of  $1.6 million in revolving credit borrowings and $1.4 million of payments on long-term debt.

LIQUIDITY

Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. The Company’s current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes.

The Company’s historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2002, the Company expects capital expenditures to be approximately $1-2 million.

As of  March 31, 2002, the Company’s borrowings consisted of $100 million of senior subordinated notes and $50.9 million of borrowings under its various credit facilities, including $9.6 million drawn under its $25 million domestic revolving credit facility. The Company is not subject to any amortization requirements under the senior subordinated notes prior to maturity in 2009, but it is required to make scheduled principal payments under certain term loans.

In September 2001, the Company's credit agreement with its lenders was amended to include provisions that specify among other things, (1) that some of the Company's unitholders, or their equity members, will guarantee $10.5 million of the Company's senior debt principal until specific financial ratios are attained, (2) that the Company will be restricted from making cash distributions to its unitholders until specific financial ratios are attained, (3) that the Company will be permitted to make its interest payment due in November 2002 relating to its $100 million of senior subordinated notes so long as specified financial ratios are attained, (4) that the maximum availability under the revolving line of credit is reduced until approximately April 30, 2002, (5) that LIBOR and base rate margins have been increased for revolver borrowings and term loans, and (6) that financial covenants ratios required in future periods have been modified, including provisions allowing the Company's unitholders to make capital contributions to the Company which will be treated as earnings (as defined) for purposes of calculating debt covenants.  As of March 31, 2002 the Company was in compliance with its debt covenants.

Based upon present expectations, the Company anticipates that it may not be in compliance with certain financial covenants under its credit agreement at June 30, 2002 without additional financing from its unitholders.  In addition, the Company believes that cash flow from operations and available borrowing capacity may not be adequate to meet its anticipated cash requirements, including operating requirements, planned capital expenditures and debt service, for the last six months of the year, or earlier, without additional financing from its unitholders.

The Company is currently considering alternatives to address these issues, which may include (i) an amendment or restructuring of its credit agreement to provide additional liquidity and room under certain financial covenants, (ii) a refinancing of its credit agreement, (iii) the infusion of additional equity by its unitholders, or (iv) some combination of the above.  Based upon the Company’s current business plans and prospects, management expects that its restructuring alternatives, the $10.5 million guaranty by certain unitholders and funding from its unitholders, if necessary, will enable the Company to meet its obligations and comply with its debt covenants through December 31, 2002.

Management cannot provide any assurances that the Company will be successful in obtaining any desired results on satisfactory terms or as to what effect any of the foregoing, if obtained, may have on its future business operations.  In the event of a covenant or payment default under the credit agreement or a payment default under the indenture governing the Company's senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and to require the Company's unitholders, or their equity members, to contribute $10.5 million to repay senior debt principal under the terms of the guaranty they provided.  The guarantors would be subrogated to rights of the lenders under the credit agreement, on the basis senior to the senior subordinated notes.  In the event of a payment default under the indenture or the credit agreement or in the event of an acceleration of amounts due under the credit agreement, the holders of the senior subordinated notes could also accelerate the maturity of the outstanding senior subordinated notes.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed  before July 1, 2001, that were accounted for by the purchase method.  The Company has adopted SFAS No. 141 and has determined that there was no material impact on the consolidated financial statements as a result of the adoption. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS No. 142 effective January 1, 2002. The Company  no longer amortizes goodwill but will evaluate their carrying value on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The adoption of  SFAS No. 142 resulted in reduced amortization expense of approximately $759,000 during the first quarter of 2002 compared to the first quarter of 2001.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

In August 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and is effective for fiscal years beginning after December 15, 2001. The adoption of this standard at January 1, 2002 did not have a material impact on the Company's financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,”, “expects,” and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company’s substantial leverage and restrictive covenants in its debt agreements, (2) reductions in sales to any of the Company’s significant customers or in customer capacity generally, (3) changes in the Company’s sales mix to lower margin products, (4) increased competition, (5) disruptions of the Company’s established supply channels, and (6) the additional risk factors identified in the Company’s Annual Report on Form 10-K dated December 31, 2001 and those described from time to time in the Company’s other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at March 31, 2002.

The Company’s exposure to market risk for changes in interest rates relates primarily to its current domestic credit facility. In accordance with the credit facility, the Company enters into variable rate debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including assessment of the current and future economic environment.

The Company had approximately $51 million in variable rate debt outstanding at March 31, 2002. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

As a result of the Cherokee Europe acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

PART II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at March 31, 2002 will have a material adverse effect on its financial condition or results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

3.1*	Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

3.2*	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.3*	Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.4**	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

3.5**	Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

(b)	REPORTS ON FORM 8-K None

*                         Incorporated by reference to designated exhibit to the Company’s Registration  Statement on Form S-4 (File No. 333-82713).

**                  Incorporated by reference to designated exhibit to the Company’s Quarterly  Report on Form 10-Q, dated July 2, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cherokee International, LLC

Date: May 15, 2002	/s/ R. Van Ness Holland, Jr.

R. Van Ness Holland, Jr.
Chief Financial Officer