Form 10-Q
period 2002-06-30
CHEROKEE INTERNATIONAL LLC
filed 2002-08-14
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,215,984	$2,592,489
Short-term investments	1,186,220	1,155,096
Accounts receivable, net of allowance for doubtful accounts of $299,566 and $237,307 as of June 30, 2002 and December 31, 2001, respectively	19,345,180	17,587,062
Inventories, net	16,278,964	21,291,787
Prepaid expenses and other current assets	824,370	1,108,833

Total current assets	39,850,718	43,735,267
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $15,070,443 and $13,146,218 as of June 30, 2002 and December 31, 2001, respectively	14,147,745	14,690,370
DEPOSITS	390,072	402,990
DEFERRED INCOME TAXES	306,686	316,237
DEFERRED FINANCING COSTS, net of accumulated amortization of $3,069,850 and $2,530,698 as of June 30, 2002 and December 31, 2001, respectively	3,044,328	3,583,480
GOODWILL	40,916,922	40,916,922

	$98,656,471	$103,645,266

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,195,418	$6,325,785
Accrued liabilities	7,546,756	6,758,971
Accrued compensation and benefits	5,867,392	6,044,568
Accrued interest payable	2,268,715	2,214,097
Revolving lines of credit	10,716,392	13,182,146
Current portion of long-term debt	139,971,064	7,728,098
Current portion of capital lease obligations	2,612,136	1,156,795
Deferred income taxes	361,275	372,505

Total current liabilities	176,539,148	43,782,965
LONG-TERM DEBT, net of current portion	—	134,073,166
CAPITAL LEASE OBLIGATIONS, net of current portion	—	1,921,018
MEMBERS’ EQUITY (DEFICIT)
Class A units: 347,671 units issued and outstanding	354,371	354,371
Class B units: 36,035,065 units issued and outstanding	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(121,096,157)	(118,064,169)
Accumulated other comprehensive income (loss)	491,282	(789,912)

Total members’ deficit	(77,882,677)	(76,131,883)

	$98,656,471	$103,645,266

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

NET SALES	$25,334,433	$32,863,293	$49,898,771	$72,283,090
COST OF SALES	18,538,305	24,823,205	36,771,836	53,229,128

GROSS PROFIT	6,796,128	8,040,088	13,126,935	19,053,962
OPERATING EXPENSES:
Engineering and development	1,748,640	1,640,947	3,316,196	3,611,202
Selling and marketing	1,328,683	941,274	2,349,833	2,097,691
General and administrative	1,533,301	1,453,730	2,941,176	3,178,806
Amortization of goodwill	—	761,000	—	1,520,000

Total operating expenses	4,610,624	4,796,951	8,607,205	10,407,699

OPERATING INCOME	2,185,504	3,243,137	4,519,730	8,646,263
OTHER INCOME (EXPENSE):
Interest expense	(3,731,154)	(4,171,064)	(7,454,722)	(8,541,572)
Other income	6,562	55,903	29,713	80,486

Total other expense, net	(3,724,592)	(4,115,161)	(7,425,009)	(8,461,086)

Income (loss) before income taxes	(1,539,088)	(872,024)	(2,905,279)	185,177
Provision for income taxes	65,407	59,604	126,709	154,604
NET INCOME (LOSS)	$(1,604,495)	$(931,628)	$(3,031,988)	$30,573

NET INCOME (LOSS) PER UNIT:
Basic	$(.04)	$(.03)	$(.08)	$.00
Diluted	$(.04)	$(.03)	$(.08)	$.00

WEIGHTED AVERAGE UNITS OUTSTANDING:
Basic	36,382,736	36,382,736	36,382,736	36,382,736
Diluted	36,382,736	36,382,736	36,382,736	36,552,922

See notes to condensed consolidated financial statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,031,988)	$30,573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,702,962	3,387,064
Amortization of deferred financing costs	539,152	485,502
Deferred income taxes	9,551	—
Net change in operating assets and liabilities:
Accounts receivable, net	(641,792)	9,710,677
Inventories, net	6,025,088	6,748,020
Prepaid expenses and other current assets	332,186	(109,685)
Deposits	(32,124)	(29,148)
Accounts payable	283,375	(9,239,744)
Accrued liabilities	333,240	(388,983)
Accrued compensation and benefits	(717,850)	(1,697,582)
Accrued interest payable	54,661	(396,988)
Net cash provided by operating activities	4,856,461	8,499,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(435,615)	(668,586)
Net change in short-term investments	(31,124)	(101,167)

Net cash used in investing activities	(466,739)	(769,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	4,481,246	11,770,693
Payments on revolving lines of credit	(7,256,800)	(8,500,000)
Payments on obligations under capital leases	(586,757)	(379,810)
Payments on long-term debt	(1,830,200)	(2,900,302)
Equity distribution	—	(2,118,000)

Net cash used in financing activities	(5,192,511)	(2,127,419)
Cash effect of exchange rate changes	426,284	141,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(376,505)	5,743,534
CASH AND CASH EQUIVALENTS, beginning of period	2,592,489	852,966

CASH AND CASH EQUIVALENTS, end of period	$2,215,984	$6,596,500

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

Results of operations for the interim six months ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s second quarter represented the 13-week periods ended on June 30 in 2002 and July 1 in 2001. For presentation purposes, these fiscal quarters have been referred to as ending on June 30.

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. One such subsidiary, Cherokee International Finance, Inc., was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10½% senior subordinated notes and has no independent assets or operations. All significant intercompany accounts and transactions have been eliminated.

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

Certain reclassifications have been made to the 2001 presentation to conform with the 2002 presentation. In addition, during the second quarter of 2002 the Company changed the classification of certain expenses incurred by Cherokee Europe to be more consistent with the classification of similar expenses incurred by the North American operations. Such expenses were reclassified for the three and six month periods ended June 30, 2001 and for the three months ended March 31, 2002 to conform with the presentation for the three months ended June 30, 2002.  A summary of the effect of such reclassification for the three and six months ended June 30, 2001 is as follows:

	As Previously Reported		As Reclassified
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Cost of sales	$23,849,205	$51,190,128	$24,823,205	$53,229,128
Engineering and development	1,604,947	3,491,202	1,640,947	3,611,202
Selling and marketing	828,274	1,888,691	941,274	2,097,691
General and administrative	2,576,730	5,546,806	1,453,730	3,178,806

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $3,031,988 for the six months ended June 30, 2002 and had negative working capital of $136,688,430 at June 30, 2002, which reflects the effect of reclassifying $131,380,253 of debt from long-term to short-term at June 30, 2002 (see Note 8).  In addition, the Company was not in compliance with certain debt covenants at June 30, 2002; however, such noncompliance was waived upon execution of a Waiver and Fourth Amendment to Credit Agreement in August 2002.  These negative trends have resulted from unfavorable economic conditions and reduced capital spending by industries in which the Company operates.  If the unfavorable economic conditions continue, the Company’s financial condition and operating results could be adversely affected.  Based upon the Company's present expectations, it anticipates that it will not be in compliance with certain financial covenants under its credit agreement at September 30, 2002 without a restructuring of its senior subordinated notes and/or an amendment, restructuring or refinancing of its credit agreement.  The Company also does not expect to be able to meet the required financial tests necessary for it to be permitted to make the November 2002 interest payments on the senior subordinated notes in the absence of those events.  In addition, the Company believes that cash flow from operations and available borrowing capacity may not be adequate to meet its anticipated cash requirements for the next twelve months, including operating requirements, planned capital expenditures and debt service without a restructuring of the senior subordinated notes and/or an amendment, restructuring or refinancing of its credit agreement.

The Company is currently considering alternatives to address these issues, which include (1) an amendment or restructuring of its credit agreement to provide additional liquidity and room under certain financial covenants, (2) a refinancing of all or some portion of its credit agreement, (3) a restructuring of the senior subordinated notes, or (4) some combination of the above. Based upon the Company's current business plans and prospects, management expects that its restructuring alternatives should enable the Company to meet its obligations and comply with its debt covenants for the next twelve months.  However, if the Company is not successful in implementing one or more of its restructuring alternatives, it may be unable to fund its cash requirements and continue operating.

2.                                       Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

	June 30, 2002	December 31, 2001

Raw material	$12,180,604	$14,061,789
Work-in-process	1,939,984	3,526,256
Finished goods	2,158,376	3,703,742

	$16,278,964	$21,291,787

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

4.                                       Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net income (loss) in that certain items currently recorded through equity are included in comprehensive income (loss). Comprehensive loss for the six months ended June 30, 2002 was $1,750,794, which included a net loss of $3,031,988 and a gain from foreign currency translation adjustments of $1,281,194. Comprehensive loss for the six months ended June 30, 2001 was $853,004, which included net income of $30,573 and a loss from foreign currency translation adjustments of  $883,577.

5.                                       Net Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss)	$(1,604,495)	$(931,628)	$(3,031,988)	$30,573

Units:
Weighted-average units outstanding—basic	36,382,736	36,382,736	36,382,736	36,382,736
Effect of dilutive options	—	—	—	170,186

Weighted-average units outstanding—diluted	36,382,736	36,382,736	36,382,736	36,552,922

Net income (loss) per unit:
Basic	$(.04)	$(.03)	$(.08)	$.00

Diluted	$(.04)	$(.03)	$(.08)	$.00

In calculating net loss per unit for the three months ended June 30, 2002 and 2001, and for the six months ended June 30, 2002, the effect of dilutive options, which was not significant,  is excluded because it is antidilutive.

6.                                       New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and is effective for fiscal years beginning after December 15, 2001.  The adoption of this standard at January 1, 2002 did not have a material impact on the Company’s financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

7.                                       Goodwill

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  The Company has adopted SFAS No. 141 and there was no material impact on the consolidated financial statements as a result of the adoption.  The Company adopted SFAS No. 142 effective January 1, 2002.   SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  The Company no longer amortizes goodwill but will evaluate its carrying value on an annual basis or when events or circumstances indicate that their carrying value may be impaired. The adoption of SFAS No. 142 resulted in reduced amortization expense of approximately $1,520,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

In compliance with the requirements of SFAS No. 142, the Company completed its transitional impairment test as of January 1, 2002.  Based on an independent valuation, the carrying value of the Cherokee Europe reporting unit exceeded its fair value by approximately $30 million. The Company plans to complete the measurement of the goodwill impairment loss during the third quarter of 2002. Any such impairment required to be recognized will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002, and the first quarter results will be restated as required by SFAS No. 142.

Summarized below is the effect on net income (loss) per share data, if the Company had followed the amortization provisions of SFAS No. 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss):
As reported	$(1,604)	$(932)	$(3,032)	$31
Add: goodwill amortization	—	761	—	1,520
Adjusted net income (loss)	$(1,604)	$(171)	$(3,032)	$1,551
Basic net income (loss) per unit:
As reported	$(.04)	$(.03)	$(.08)	$.00
Add: goodwill amortization	—	.02	—	.04
Adjusted basic net income (loss) per unit:	$(.04)	$(.01)	$(.08)	$.04
Diluted net income (loss) per unit:
As reported	$(.04)	$(.03)	$(.08)	$.00
Add: goodwill amortization	—	.02	—	.04
Adjusted diluted net income (loss) per unit	$(.04)	$(.01)	$(.08)	$.04

8.                                       Long-Term Debt

In September 2001, the Company's credit agreement was amended to waive the Company's failure to comply with certain financial covenants and to, among other things: (1) require that some of the Company's unitholders, or their equity members, guarantee up to $10.5 million of the Company's obligations under the credit agreement, in exchange for the Company being permitted to make the November 2001 and May 2002 scheduled interest payments totaling $10.5 million on its $100 million of senior subordinated notes, (2) modify certain financial covenants from and after September 2001 and (3) restrict the Company's ability to make its interest payment due in November 2002 relating to its senior subordinated notes until certain financial tests are satisfied.

In August 2002, the Company's credit agreement was further modified to, among other things, waive compliance with certain covenants (including financial covenants for June 30, 2002).  In connection with that waiver, certain of the Company's unitholders, or their equity members, paid to the lenders the remaining $8.7 million of the $10.5 million guaranty ($1.8 million of the guaranty was previously paid on July 1, 2002 to enable the Company to meet the scheduled amortization payment under the credit agreement) and the Company agreed to (a) restructure its senior subordinated notes in a manner satisfactory to the required lenders by October 15, 2002 (which shall include a reduction in the cash interest required to be paid and/or conversion into preferred equity or the redemption of a portion of the senior subordinated notes), (b) deliver periodic term sheets as to the terms of such restructuring, (c) shorten the maturity date of the credit agreement from April 30, 2005 to January 8, 2004, (d) reduce the size of the revolving loan commitment from $25 million to $20 million and (e) provide that approximately $8.1 million of payments under the $10.5 million guaranty referred to above will be applied to reduce term loans with the remainder applied to reduce revolving loans and overadvance borrowings.  Failure to comply with the requirements in clauses (a) and (b) will constitute an event of default under the credit agreement.  The $8.7 million guaranty payment would have otherwise been payable in August 2002 as a result of the breach of financial covenants under the credit agreement described above.  The guarantors are subrogated to the rights of the lenders under the senior credit agreement, on a basis senior to the senior subordinated notes.

Based upon our present expectations, the Company anticipates that it will not be in compliance with certain financial covenants under the credit agreement at September 30, 2002 without a restructuring of its senior subordinated notes and/or an amendment, restructuring or refinancing of its credit agreement.  The Company also does not expect to be able to meet the required financial tests necessary for it to be permitted to make the November 2002 interest payments on the senior subordinated notes in the absence of those events.  In addition, the Company believes that cash flow from operations and available borrowing capacity may not be adequate to meet its anticipated cash requirements for the next twelve months, including operating requirements, planned capital expenditures and debt service without a restructuring of the senior subordinated notes and/or an amendment, restructuring or refinancing of its credit agreement.

The Company is currently considering alternatives to address these issues, which may include (1) an amendment or restructuring of its credit agreement to provide additional liquidity and room under certain financial covenants, (2) a refinancing of all or some portion of its credit agreement, (3) a restructuring of the senior subordinated notes, or (4) some combination of the above.  The restructuring of the Company’s outstanding senior subordinated notes may include making an offer to exchange such notes for equity securities of the Company and/or debt securities of the Company, which may have a reduced principal amount, reduced interest rates and may defer the Company’s obligations to make cash interest payments thereon and making an offer to purchase such notes for cash at a price below par value.  The Company intends to engage a financial advisor to advise it with respect to its restructuring alternatives.  The Company or its representatives have had, and may from time to time continue to have, discussions with holders of senior subordinated notes regarding a possible restructuring of those securities, which may be effected with the consent of the holders of a majority of the outstanding principal amount.  Based upon the Company’s current business plans and prospects, management expects that its restructuring would occur in the fourth quarter of 2002 and should enable the Company to meet its obligations and comply with its debt covenants for the next twelve months.

Management cannot, however, provide any assurances that the Company will be successful in obtaining any desired results on satisfactory terms or as to what effect any of the foregoing, if obtained, may have on future business operations.  Management also cannot provide any assurances that the Company will be able to pay interest on the senior subordinated notes in November 2002 or thereafter.  In the event of an event of default under the credit agreement or an event of default under the indenture governing the senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt.  In the event of failure to pay interest due under the indenture which continues for 30 days or in the event of an acceleration of amounts due under the credit agreement, the holders of senior subordinated notes could also accelerate the maturity of the senior subordinated notes.

Because of the subjective acceleration clauses included in the August 2002 amendment to the credit agreement described above, combined with the uncertainties about the Company's ability to meet its financial covenants for the next twelve months, the Company has reclassified the long-term portion of its senior bank debt, as well as subordinated debt and capital lease obligations (which contain cross default/acceleration terms), from noncurrent to current liabilities at June 30, 2002 in accordance with FASB Technical Bulletin 79-3, Subjective Acceleration Clauses in Long-Term Debt Agreements. The total amounts of long-term debt and capital lease obligations reclassified to current at June 30, 2002 were $130,005,470 and $1,374,783, respectively.

9.                                       Unit Option Plan

Effective March 15, 2002, the Company has made an offer to all option holders to cancel all outstanding options to purchase Class B Units with an exercise price equal to or greater than $4.00 per unit in reliance on the Company’s intent to grant new options of an equal number at the fair market value after six months and a day following cancellation.  As a result of this offer, 2,126,500 of such options were cancelled.

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

Operating expenses include engineering costs, selling and marketing costs and administrative expenses. Engineering costs primarily include salaries and benefits of engineering personnel, safety approval and quality certification fees, depreciation on equipment and subcontract costs for third party contracting services. Selling and marketing expenses primarily include salaries and benefits to account managers, commissions to independent sales representatives, and advertising costs. Administrative expenses primarily include salaries and benefits for certain management and administrative personnel, professional fees and information system costs.

During the second quarter of 2002 the Company changed the classification of certain expenses incurred by Cherokee Europe to be more consistent with the classification of similar expenses incurred by the North American operations. Such expenses were reclassified for the three and six month periods ended June 30, 2001 and for the three months ended March 31, 2002 to conform with the presentation for the three months ended June 30, 2002.  See Note 1 of Notes to Condensed Consolidated Financial Statements.

During 2001 and the first six months of 2002, the Company continued to generate a significant portion of its sales from the communications market segment, particularly the networking and telecommunications sectors.   As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the Company’s sales decreased in each quarter of 2001, compared to the immediately preceding quarter.  Sales in the first and second quarters of 2002 increased slightly from their respective immediately preceding quarters. The Company believes unstable and unpredictable economic and industry conditions may continue.  If these conditions persist, the Company’s operating results and financial condition could be adversely affected, which could result in failure by the Company to satisfy its debt obligations and acceleration of maturity of the Company's indebtedness.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

Net sales decreased by approximately 22.9% or $7.5 million to $25.3 million for the three months ended June 30, 2002 from last year’s $32.9 million for the three months ended June 30, 2001.  Sales of our North American operations decreased by approximately 27.6% or $5.0 million compared to the prior year, while sales of Cherokee Europe decreased by approximately 17.0% or $2.5 million. These decreases were primarily due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

Gross profit decreased by approximately 15.5% or $1.2 million to $6.8 million for the three months ended June 30, 2002 from $8.0 million for the three months ended June 30, 2001. Gross margin for the quarter increased to 26.8% from 24.5% in the prior year’s quarter.

The decrease in gross profit was primarily due to significantly lower gross profit contributed by the North American operations which was attributable to the lower sales, partially offset by increased gross profit contributed by Cherokee Europe due mainly to a more favorable product mix.  The increase in gross margin compared to the prior year was primarily a result of higher gross margins for Cherokee Europe due to the favorable change in product mix, partially offset by a lower gross margin for the North American operations due mainly to an increase in factory overhead expenses as a percentage of net sales.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2002 decreased by approximately 3.9% or $.2 million to $4.6 million from $4.8 million for the three months ended June 30, 2001. As a percentage of sales, operating expenses increased to 18.2% from 14.6% in the prior year’s quarter.

The decrease in operating expenses was primarily attributable to the absence of goodwill amortization in the current year’s quarter as a result of adopting SFAS No. 142 as of January 1, 2002.  Amortization of goodwill in the prior year’s quarter was approximately $0.8 million.  This was partially offset by an increase in selling and marketing expenses due primarily to various initiatives in 2002 relating to new product introductions and expansion of the Company’s customer base.

OPERATING INCOME

Operating income decreased by approximately 32.6% or $1.1 million to $2.2 million for the three months ended June 30, 2002 from $3.2 million for the three months ended June 30, 2001. Operating margin decreased to 8.6% for the quarter from 9.9% in the prior year’s quarter.

The decrease in operating income was primarily attributable to a decline in operating income of the North American operations due to the lower sales and decreased gross margin.  Operating income contributed by Cherokee Europe in the second quarter increased from the prior year due to the favorable change in product mix and the absence of goodwill amortization discussed above.  The decrease in operating margin was primarily attributable to higher operating expenses as a percentage of sales.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2002 was $3.7 million compared to $4.2 million for the three months ended June 30, 2001. The effect of decreased debt during the three months ended June 30, 2002 compared to the prior year’s quarter combined with lower interest rates on the Company’s revolver borrowings and term loans in the current year compared to the prior year contributed to the decrease in interest expense.

NET INCOME (LOSS)

As a result of the items discussed above, the Company recorded a net loss of $1.6 million for the three months ended June 30, 2002 compared to net loss of $.9 million for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

Net sales decreased by approximately 31.0% or $22.4 million to $49.9 million for the six months ended June 30, 2002 from $72.3 million for the six months ended June 30, 2001.  Sales of our North American operations decreased by approximately 38.3% or $16.8 million compared to the prior year, while sales of Cherokee Europe decreased by approximately 19.8% or $5.6 million. These decreases were primarily due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

Gross profit decreased by approximately 31.1% or $5.9 million to $13.1 million for the six months ended June 30, 2002 from $19.1 million for the six months ended June 30, 2001. Gross margin for the six months ended June 30, 2002 decreased slightly to 26.3% from 26.4% in the prior year.

The decrease in gross profit was primarily due to significantly lower gross profit contributed by the North American operations which was attributable to the lower sales, partially offset by increased gross profit contributed by Cherokee Europe due mainly to a more favorable product mix.  The decrease in gross margin compared to the prior year was primarily a result of a lower gross margin for our North American operations due mainly to an increase in factory overhead expenses as percentage of net sales. This was partially offset by higher gross margins for Cherokee Europe due to the favorable change in product mix.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2002 decreased by approximately 17.3% or $1.8 million to $8.6 million from $10.4 million for the six months ended June 30, 2001. As a percentage of sales, operating expenses increased to 17.2% from 14.4% in the prior year.

The decrease in operating expenses was primarily attributable to reductions in our workforce and other cost control measures implemented mainly during 2001 in response to unfavorable economic conditions, partially offset by an increase in selling and marketing expenses due primarily to various initiatives in 2002 relating to new product introductions and expansion of the Company’s customer base.  In addition, as a result of adopting SFAS No. 142 as of January 1, 2002, the company ceased amortizing goodwill in the first quarter of 2002. Amortization of goodwill for the six months ended June 30, 2001 was approximately $1.5 million.

OPERATING INCOME

Operating income decreased by approximately 47.7% or $4.1 million to $4.5 million for the six months ended June 30, 2002 from $8.6 million for the six months ended June 30, 2001. Operating margin decreased to 9.1% for the six months ended June 30, 2002 from 12.0% in the prior year.

The decrease in operating income was primarily attributable to a decline in operating income of the North American operations due to the lower sales and decreased gross margin.  Operating income contributed by Cherokee Europe increased from the prior year due to the favorable change in product mix and the absence of goodwill amortization discussed above.  The decrease in operating margin was primarily attributable to higher operating expenses as a percentage of sales.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2002 was $7.5 million compared to $8.5 million for the six months ended June 30, 2001. The effect of decreased debt during the six months ended June 30, 2002 compared to the prior year combined with lower interest rates on the Company’s revolver borrowings and term loans in the current year compared to the prior year contributed to the decrease in interest expense.

NET INCOME (LOSS)

As a result of the items discussed above, the Company recorded a net loss of $3.0 million for the six months ended June 30, 2002 compared to approximately breakeven results for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2002 compared to $8.5 million for the six months ended June 30, 2001. Cash provided by operating activities for 2002 reflects a net loss of approximately $3.0 million, depreciation and amortization of $1.7 million, and a decrease in inventories of  $6.0 million, partially offset by a decrease of $0.7 million in accrued compensation and benefits. Cash provided by operating activities for 2001 reflects depreciation and amortization of  $3.4 million and decreases of $9.7 million in accounts receivable and $6.7 million in inventory, partially offset by decreases of $9.2 million in accounts payable and $1.7 million in accrued compensation and benefits.

Net cash used in financing activities of $5.2 million for the six months ended June 30, 2002 primarily reflects a net reduction of $2.8 million in revolving credit borrowings and $1.8 million of payments on long-term debt.  Net cash used in financing activities of $2.1 million for the six months ended June 30, 2001 primarily reflects $2.9 million of payments on long-term debt and an equity distribution of $2.1 million, partially offset by a $3.3 million net increase in revolving credit borrowings.

LIQUIDITY

Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities. The Company’s current and future liquidity needs primarily arise from debt service on indebtedness, working capital requirements, capital expenditures and distributions to pay taxes.

The Company’s historical capital expenditures have substantially resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2002, the Company expects capital expenditures to be approximately $1 million.

As of June 30, 2002, the Company’s borrowings consisted of $100 million of senior subordinated notes and $50.7 million of borrowings under its various credit facilities, including $10.7 million drawn under its domestic revolving credit facility. The Company is not subject to any amortization requirements under the senior subordinated notes prior to maturity in 2009, but it is required to make scheduled principal payments under certain term loans.

In September 2001, the Company's credit agreement was amended to waive the Company's failure to comply with certain financial covenants and to, among other things: (1) require that some of the Company's unitholders, or their equity members, guarantee up to $10.5 million of the Company's obligations under the credit agreement, in exchange for the Company being permitted to make the November 2001 and May 2002 scheduled interest payments totaling $10.5 million on its $100 million of senior subordinated notes, (2) modify certain financial covenants from and after September 2001 and (3) restrict the Company's ability to make its interest payment due in November 2002 relating to its senior subordinated notes until certain financial tests are satisfied.

In August 2002, the Company's credit agreement was further modified to, among other things, waive compliance with certain covenants (including financial covenants for June 30, 2002).  In connection with that waiver, certain of the Company's unitholders, or their equity members, paid to the lenders the remaining $8.7 million of the $10.5 million guaranty ($1.8 million of the guaranty was previously paid on July 1, 2002 to enable the Company to meet the scheduled amortization payment under the credit agreement) and the Company agreed to (a) restructure its senior subordinated notes in a manner satisfactory to the required lenders by October 15, 2002 (which shall include a reduction in the cash interest required to be paid and/or conversion into preferred equity or the redemption of a portion of the senior subordinated notes), (b) deliver periodic term sheets as to the terms of such restructuring, (c) shorten the maturity date of the credit agreement from April 30, 2005 to January 8, 2004, (d) reduce the size of the revolving loan commitment from $25 million to $20 million and (e) provide that approximately $8.1 million of payments under the $10.5 million guaranty referred to above will be applied to reduce term loans with the remainder applied to reduce revolving loans and overadvance borrowings.  Failure to comply with the requirements in clauses (a) and (b) will constitute an event of default under the credit agreement.  The $8.7 million guaranty payment would have otherwise been payable in August 2002 as a result of the breach of financial covenants under the credit agreement described above.  The guarantors are subrogated to the rights of the lenders under the senior credit agreement, on a basis senior to the senior subordinated notes.

Based upon our present expectations, the Company anticipates that it will not be in compliance with certain financial covenants under the credit agreement at September 30, 2002 without a restructuring of its senior subordinated notes and/or an amendment, restructuring or refinancing of its credit agreement.  The Company also does not expect to be able to meet the required financial tests necessary for it to be permitted to make the November 2002 interest payments on the senior subordinated notes in the absence of those events.  In addition, the Company believes that cash flow from operations and available borrowing capacity may not be adequate to meet its anticipated cash requirements for the next twelve months, including operating requirements, planned capital expenditures and debt service without a restructuring of the senior subordinated notes and/or an amendment, restructuring or refinancing of its credit agreement.

The Company is currently considering alternatives to address these issues, which may include (1) an amendment or restructuring of its credit agreement to provide additional liquidity and room under certain financial covenants, (2) a refinancing of all or some portion of its credit agreement, (3) a restructuring of the senior subordinated notes, or (4) some combination of the above.  The restructuring of the Company’s outstanding senior subordinated notes may include making an offer to exchange such notes for equity securities of the Company and/or debt securities of the Company, which may have a reduced principal amount, reduced interest rates and may defer the Company’s obligations to make cash interest payments thereon and making an offer to purchase such notes for cash at a price below par value.  The Company intends to engage a financial advisor to advise it with respect to its restructuring alternatives.  The Company or its representatives have had, and may from time to time continue to have, discussions with holders of senior subordinated notes regarding a possible restructuring of those securities, which may be effected with the consent of the holders of a majority of the outstanding principal amount.  Based upon the Company’s current business plans and prospects, management expects that its restructuring would occur in the fourth quarter of 2002 and should enable the Company to meet its obligations and comply with its debt covenants for the next twelve months.

Management cannot, however, provide any assurances that the Company will be successful in obtaining any desired results on satisfactory terms or as to what effect any of the foregoing, if obtained, may have on future business operations.  Management also cannot provide any assurances that the Company will be able to pay interest on the senior subordinated notes in November 2002 or thereafter.  In the event of an event of default under the credit agreement or an event of default under the indenture governing the senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt.  In the event of failure to pay interest due under the indenture which continues for 30 days or in the event of an acceleration of amounts due under the credit agreement, the holders of senior subordinated notes could also accelerate the maturity of the senior subordinated notes.

                Because of the subjective acceleration clauses included in the August 2002 amendment to the credit agreement described above, combined with the uncertainties about the Company's ability to meet its financial covenants for the next twelve months, the Company has reclassified the long-term portion of its senior bank debt, as well as subordinated debt and capital lease obligations (which contain cross default/acceleration terms), from noncurrent to current liabilities at June 30, 2002 in accordance with FASB Technical Bulletin 79-3, Subjective Acceleration Clauses in Long-Term Debt Agreements. The total amounts of long-term debt and capital lease obligations reclassified to current at June 30, 2002 were $130,005,470 and $1,374,783, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company has adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and

is effective for fiscal years beginning after December 15, 2001. The adoption of this standard at January 1, 2002 did not have a material impact on the Company’s financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at June 30, 2002.

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

The Company had approximately $51 million in variable rate debt outstanding at June 30, 2002. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

As a result of the Cherokee Europe acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters, pending at June 30, 2002 will have a material adverse effect on its financial condition or results of operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

3.1*	Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

3.2*	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.3*	Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.4**	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

3.5**	Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

10.1	Waiver and Fourth Amendment to Credit Agreement dated as of August 13, 2002 by and between Cherokee International, LLC, Heller Financial, Inc., and the Lenders signatory thereto.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)	REPORTS ON FORM 8-K None

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

Cherokee International, LLC

Date: August 14, 2002	/s/ R. Van Ness Holland, Jr.

R. Van Ness Holland, Jr.
Chief Financial Officer