Form 10-Q
period 2002-09-30
CHEROKEE INTERNATIONAL LLC
filed 2002-11-14
CIK 1090070

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,799,961	$2,592,489
Short-term investments	1,064,857	1,155,096
Accounts receivable, net of allowance for doubtful accounts of $279,539 and $237,307 as of September 30, 2002 and December 31, 2001, respectively	17,770,868	17,587,062
Inventories, net	15,860,597	21,291,787
Prepaid expenses and other current assets	913,256	1,108,833

Total current assets	40,409,539	43,735,267
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $15,879,729 and $13,146,218 as of September 30, 2002 and December 31, 2001, respectively	13,501,670	14,690,370
DEPOSITS	406,237	402,990
DEFERRED INCOME TAXES	296,469	316,237
DEFERRED FINANCING COSTS, net of accumulated amortization of $3,388,027 and $2,530,698 as of September 30, 2002 and December 31, 2001, respectively	2,881,651	3,583,480
GOODWILL	6,316,922	40,916,922

	$63,812,488	$103,645,266

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,976,154	$6,325,785
Accrued liabilities	7,603,716	6,758,971
Accrued compensation and benefits	6,522,004	6,044,568
Accrued interest payable	4,503,355	2,214,097
Revolving lines of credit	8,521,073	13,182,146
Current portion of long-term debt	142,308,189	7,728,098
Current portion of capital lease obligations	2,305,831	1,156,795
Deferred income taxes	349,239	372,505

Total current liabilities	179,089,561	43,782,965
LONG-TERM DEBT, net of current portion	—	134,073,166
CAPITAL LEASE OBLIGATIONS, net of current portion	—	1,921,018
MEMBERS’ EQUITY (DEFICIT)
Class A units: 347,671 units issued and outstanding	354,371	354,371
Class B units: 36,035,065 units issued and outstanding	37,037,827	37,037,827
Paid-in capital	5,330,000	5,330,000
Retained earnings (deficit)	(158,392,285)	(118,064,169)
Accumulated other comprehensive income (loss)	393,014	(789,912)

Total members’ deficit	(115,277,073)	(76,131,883)

	$63,812,488	$103,645,266

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

NET SALES	$23,608,729	$25,994,675	$73,507,500	$98,277,765
COST OF SALES	17,128,292	19,770,104	53,900,128	72,999,232

GROSS PROFIT	6,480,437	6,224,571	19,607,372	25,278,533
OPERATING EXPENSES:
Engineering and development	1,803,507	1,589,561	5,119,703	5,200,763
Selling and marketing	1,250,529	983,736	3,600,362	3,081,427
General and administrative	1,556,862	1,685,049	4,498,038	4,863,855
Amortization of goodwill	—	761,000	—	2,281,000

Total operating expenses	4,610,898	5,019,346	13,218,103	15,427,045

OPERATING INCOME	1,869,539	1,205,225	6,389,269	9,851,488

Interest expense	(3,733,837)	(4,066,543)	(11,188,559)	(12,608,115)
Debt restructuring costs	(782,000)	—	(782,000)	—
Other income	18,991	111,894	48,704	192,380

Loss before income taxes and cumulative effect of a change in accounting principle	(2,627,307)	(2,749,424)	(5,532,586)	(2,564,247)
Provision for income taxes	68,821	66,820	195,530	221,424
Net loss before cumulative effect of a change in accounting principle	(2,696,128)	(2,816,244)	(5,728,116)	(2,785,671)
Cumulative effect of a change in accounting principle: goodwill impairment	—	—	(34,600,000)	—
NET LOSS	$(2,696,128)	$(2,816,244)	$(40,328,116)	$(2,785,671)
Net loss per unit, before cumulative effect of a change in accounting principle
Basic	$(.07)	$(.08)	$(.16)	$(.08)
Diluted	$(.07)	$(.08)	$(.16)	$(.08)
Loss per unit from cumulative effect of a change in accounting principle: goodwill impairment
Basic	$—	$—	$(.95)	$—
Diluted	$—	$—	$(.95)	$—
Net loss per unit
Basic	$(.07)	$(.08)	$(1.11)	$(.08)
Diluted	$(.07)	$(.08)	$(1.11)	$(.08)

Weighted average units outstanding
Basic	36,382,736	36,382,736	36,382,736	36,382,736
Diluted	36,382,736	36,382,736	36,382,736	36,382,736

See notes to condensed consolidated financial statements

CHEROKEE INTERNATIONAL, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,328,116)	$(2,785,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,567,440	5,044,438
Amortization of deferred financing costs	857,329	728,253
Cumulative effect of a change in accounting principle: goodwill impairment	34,600,000	—
Other, net	38,200	—
Net change in operating assets and liabilities:
Accounts receivable, net	841,827	11,006,074
Inventories, net	6,361,242	10,658,571
Prepaid expenses and other current assets	239,288	(297,219)
Deposits	(48,289)	(127,523)
Accounts payable	113,308	(10,998,352)
Accrued liabilities	416,081	201,922
Accrued compensation and benefits	(19,297)	(1,024,923)
Accrued interest payable	2,289,326	2,407,476
Net cash provided by operating activities	7,928,339	14,813,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(729,664)	(955,161)
Net change in short-term investments	90,239	(155,090)

Net cash used in investing activities	(639,425)	(1,110,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	16,133,052	14,675,736
Payments on revolving lines of credit	(18,741,600)	(19,376,000)
Payments on obligations under capital leases	(883,192)	(804,869)
Payments on long-term debt	(1,830,200)	(4,585,502)
Deferred financing costs	(155,500)	(177,817)
Equity distribution	—	(2,118,000)

Net cash used in financing activities	(5,477,440)	(12,386,452)
Cash effect of exchange rate changes	395,998	7,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,207,472	1,323,343
CASH AND CASH EQUIVALENTS, beginning of period	2,592,489	852,966

CASH AND CASH EQUIVALENTS, end of period	$4,799,961	$2,176,309

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

Results of operations for the interim nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s third quarter represented the 13-week periods ended on September 29 in 2002 and September 30 in 2001. For presentation purposes, these fiscal quarters have been referred to as ending on September 30.

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. One such subsidiary, Cherokee International Corporation (formerly, Cherokee International Finance, Inc.), was formed in April 1999 as a wholly-owned finance subsidiary to act as a co-obligor of the 10½% senior subordinated notes and has no independent assets or operations. All significant intercompany accounts and transactions have been eliminated.

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

Certain reclassifications have been made to the 2001 presentation to conform with the 2002 presentation. In addition, during the second quarter of 2002 the Company changed the classification of certain expenses incurred by Cherokee Europe to be more consistent with the classification of similar expenses incurred by the North American operations. Such expenses were reclassified for the three and nine month periods ended September 30, 2001.  A summary of the effect of such reclassification for the three and nine months ended September 30, 2001 is as follows:

	As Previously Reported		As Reclassified
	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Cost of sales	$18,840,104	$70,030,232	$19,770,104	$72,999,232
Engineering and development	1,530,561	5,021,763	1,589,561	5,200,763
Selling and marketing	900,736	2,789,427	983,736	3,081,427
General and administrative	2,757,049	8,303,855	1,685,049	4,863,855

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $40,328,116 for the nine months ended September 30, 2002, which includes the cumulative effect of a change in accounting principle: goodwill impairment of $34,600,000 (see Note 7), and had negative working capital of $138,680,022 at September 30, 2002, which reflects the effect of reclassifying $135,757,137 of debt from long-term to short-term at September 30, 2002 (see Note 8).  In addition, the Company was not in compliance with certain debt covenants at September 30, 2002; however, such noncompliance was waived, subject to certain conditions, in October 2002 in connection with the Company’s implementation of a plan to restructure its outstanding debt as described in more detail in Note 8 below.  These negative trends have resulted from unfavorable economic conditions and reduced capital spending by industries in which the Company operates.  If the unfavorable economic conditions continue, the Company’s financial condition and operating results could be adversely affected.  Based on present expectations, the Company anticipates that the restructuring transactions described in Note 8 below will close in November 2002 and that, as a result of the reduced principal amortization and cash debt service requirements, cash flow from operations and available borrowing capacity should be adequate to meet the Company's anticipated cash requirements for the next twelve months.  All of the restructuring transactions are, however, subject to closing conditions, including execution of definitive documentation, and the closings are cross conditioned.  Accordingly, if any of the restructuring transactions described in Note 8 below is not consummated, the Company will be in default under its credit agreement and will be in default under the indenture governing its senior subordinated notes as a result of its failure to make the November 1, 2002 interest payment thereon (currently scheduled to be paid upon consummation of the restructuring transactions).  Even if the restructuring transactions are consummated, there can be no assurances that the Company's operating and financial performance will improve or that the other expected benefits of the restructuring will be realized.  If an event of default were to occur under the credit agreement or the indenture governing the senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and foreclose on the collateral securing the obligations thereunder.  In addition, holders of the senior subordinated notes would be entitled to accelerate the obligations thereunder.

In connection with the restructuring transactions, the Company incurred approximately $937,500 of costs through September 30, 2002, of which $782,000 was directly expensed and $155,500 was capitalized as deferred financing costs.

2.              Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following:

	September 30, 2002	December 31, 2001

Raw material	$12,025,254	$14,061,789
Work-in-process	2,024,329	3,526,256
Finished goods	1,811,014	3,703,742

	$15,860,597	$21,291,787

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

4.             Comprehensive Loss

Comprehensive loss is defined as all changes in a company’s net assets except changes resulting from transactions with shareholders. It differs from net loss in that certain items currently recorded through equity are included in comprehensive loss. Comprehensive loss for the nine months ended September 30, 2002 was $39,145,190, which included a net loss of $40,328,116 (including a goodwill impairment charge of $34,600,000) and a gain from foreign currency translation adjustments of $1,182,926. Comprehensive loss for the nine months ended September 30, 2001 was $3,059,977, which included net loss of $2,785,671 and a loss from foreign currency translation adjustments of  $274,306.

5.             Net Loss Per Unit

The following table sets forth the computation of basic and diluted loss per unit:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net loss before cumulative effect of a change in accounting principle	$(2,696,128)	$(2,816,244)	$(5,728,116)	$(2,785,671)
Cumulative effect of a change in accounting principle: goodwill impairment	—	—	(34,600,000)	—
Net loss	$(2,696,128)	$(2,816,244)	$(40,328,116)	$(2,785,671)

Units:
Weighted-average units outstanding—basic	36,382,736	36,382,736	36,382,736	36,382,736
Effect of dilutive options	—	—	—	—
Weighted-average units outstanding—diluted	36,382,736	36,382,736	36,382,736	36,382,736

Net loss per unit, before cumulative effect of a change in accounting principle
Basic	$(.07)	$(.08)	$(.16)	$(.08)
Diluted	$(.07)	$(.08)	$(.16)	$(.08)
Loss per unit from cumulative effect of a change in accounting principle: goodwill impairment
Basic	—	—	$(.95)	—
Diluted	—	—	$(.95)	—
Net loss per unit
Basic	$(.07)	$(.08)	$(1.11)	$(.08)
Diluted	$(.07)	$(.08)	$(1.11)	$(.08)

In calculating net loss per unit for the three and nine months ended September 30, 2002 and 2001, the effect of dilutive options, which was not significant,  is excluded because it is antidilutive.

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

7.             Goodwill

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  The Company has adopted SFAS No. 141 and there was no material impact on the consolidated financial statements as a result of the adoption.  The Company adopted SFAS No. 142 effective January 1, 2002.   SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or when events or circumstances indicate that their carrying value may be impaired. The adoption of SFAS No. 142 resulted in reduced amortization expense of approximately $2,281,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

In compliance with the requirements of SFAS No. 142, the Company completed its transitional impairment test as of January 1, 2002.  Based on an independent valuation, utilizing discounted cash flow and industry market multiple valuation methodologies, the carrying value of the Cherokee Europe reporting unit exceeded its fair value.  Based on this valuation, and unfavorable economic trends in the industries in which Cherokee Europe operates, the Company concluded in October 2002 that goodwill in the amount of $34,600,000 was impaired.  Accordingly, the Company recorded a non-cash charge of $34,600,000 to reduce the carrying value of its goodwill.  Such impairment charge is non-operational in nature and is reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 in the accompanying Condensed Consolidated Statements of Operations.

Summarized below is the effect on net loss per share data, if the Company had followed the amortization provisions of SFAS No. 142 for all periods presented (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net loss:
As reported	$(2,696)	$(2,816)	$(40,328)	$(2,786)
Add: goodwill amortization	—	761	—	2,281
Adjusted net loss	$(2,696)	$(2,055)	$(40,328)	$(505)
Basic net loss per unit:
As reported	$(.07)	$(.08)	$(1.11)	$(.08)
Add: goodwill amortization	—	.02	—	.06
Adjusted basic net loss per unit:	$(.07)	$(.06)	$(1.11)	$(.02)
Diluted net loss per unit:
As reported	$(.07)	$(.08)	$(1.11)	$(.08)
Add: goodwill amortization	—	.02	—	.06
Adjusted diluted net loss per unit	$(.07)	$(.06)	$(1.11)	$(.02)

As a result of the cumulative effect of a change in accounting principle: goodwill impairment recognized  upon initial adoption of SFAS No. 142, net loss and per unit data for the three months ended March 31, 2002 have been restated as follows (in thousands, except per unit amounts):

Three months ended March 31, 2002
Net loss, as reported	$(1,427)
Cumulative effect of a change in accounting principle: goodwill impairment	(34,600)
Net loss, as restated	$(36,027)
Basic and diluted net loss per unit, as reported	$(.04)
Cumulative effect of a change in accounting principle: goodwill impairment	$(.95)
Basic and diluted net loss per unit, as restated	$(.99)

8.             Long-Term Debt

The Company's long-term debt at September 30, 2002 consisted of $100 million of senior subordinated notes, $31.8 million of term loans under the Company's credit agreement with its lenders, and $10.5 million owed to guarantors of the Company's obligations under the credit agreement.

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

In August 2002, the Company's credit agreement was further modified to, among other things, waive compliance with certain covenants.  In connection with that waiver, certain of the Company's unitholders, or their equity members, paid to the lenders the remaining $8.7 million of the $10.5 million guaranty ($1.8 million of the guaranty was previously paid on July 1, 2002 to enable the Company to meet the scheduled amortization payment under the credit agreement) and the Company agreed to, among other things, (a) restructure its 10½% senior subordinated notes in a manner satisfactory to the required lenders,  (b) shorten the maturity date of the credit agreement, (c) reduce the size of the revolving loan commitment and (d) provide that approximately $8.1 million of payments under the $10.5 million guaranty referred to above will be applied to reduce term loans with the remainder applied to reduce revolving loans and overadvance borrowings.  The $8.7 million guaranty payment would have otherwise been payable in August 2002 as a result of the breach of financial covenants under the credit agreement described above.  The guarantors are subrogated to the rights of the lenders under the senior credit agreement, on a basis senior to the senior subordinated notes.

In October 2002, the Company began implementation of a plan to restructure its existing debt.  In connection with the restructuring plan, the Company intends to reincorporate as a Delaware corporation by merging into its wholly owned subsidiary, Cherokee International Corporation ("Cherokee"), the co-obligor on the senior subordinated notes.  As part of the restructuring program, on October 28, 2002, Cherokee commenced an exchange offer and consent solicitation, pursuant to which it offered to exchange the 10½% senior subordinated notes for either: (1) units, consisting of Cherokee's 5¼% senior secured notes and warrants to purchase shares of its common stock, or (2) Cherokee's 12% pay-in-kind senior secured convertible notes.  Obligations under the senior notes and the senior convertible notes would be secured by third and fourth-priority liens, respectively, on substantially all of Cherokee's domestic assets.  In addition, Cherokee solicited consents from holders of the senior subordinated notes to certain amendments to the indenture governing those notes that would, among other things, eliminate substantially all of the restrictive covenants in the indenture.  The exchange offer and consent solicitation is currently scheduled to expire on November 25, 2002.

In connection with the exchange offer and consent solicitation, the Company received commitments from various lenders to refinance its existing credit agreement.  In addition, the lenders under the existing credit agreement waived the Company's non-compliance with certain financial covenants as of September 30, 2002, subject to completion of the restructuring transactions.  Under the commitments, upon repayment of certain outstanding amounts, the existing credit agreement would be amended to provide for term loans in an aggregate principal amount of $5 million and a revolving credit facility with a commitment of up to $7.6 million, which would be undrawn at closing.  The credit agreement, as amended, would mature on November 30, 2005.  In addition, Cherokee would enter into a new credit agreement with a new lender that would provide for term loans in an aggregate principal amount of $10 million, with terms substantially identical to those under the amended credit facility.  Interest on these credit agreements would be payable in cash based on LIBOR plus an applicable margin ranging from 4.0% to 4.75%.  Obligations under the credit agreements would be secured by a first-priority lien on substantially all of Cherokee's domestic assets.  Under additional commitments, Cherokee would issue second-lien notes to certain lenders in an aggregate principal amount of approximately $41 million and would also issue warrants to purchase shares of its common stock to these lenders in connection with issuing the notes.  These notes would mature on February 28, 2006, and interest of 14.5% per year would be payable in kind for the first two years and in cash thereafter at 12.5% per year, subject to certain conditions.  Obligations under the notes would be secured by a second-priority lien on substantially all of Cherokee's domestic assets.  The lenders under the new credit agreement and the second lien notes include affiliates of Cherokee.

Based on present expectations, the Company anticipates that the restructuring transactions will close in November 2002 and that, as a result of the reduced principal amortization and cash debt service requirements, cash flow from operations and available borrowing capacity should be adequate to meet the Company's anticipated cash requirements for the next twelve months.  All of the restructuring transactions are, however, subject to closing conditions, including execution of definitive documentation, and the closings are cross conditioned.  Accordingly, if the exchange offer and consent solicitation is not successful, or the refinancing of the existing credit agreement is not consummated, the Company will be in default under the credit agreement and will be in default under the indenture governing the senior subordinated notes as a result of its failure to make the November 1, 2002 interest payment thereon (currently scheduled to be paid upon consummation of the exchange offer and consent solicitation).  Even if the restructuring transactions are consummated, there can be no assurances that the Company's operating and financial performance will improve or that the other expected benefits of the restructuring will be realized.  If an event of default were to occur under the credit agreement or the indenture governing the senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and foreclose on the collateral securing the obligations thereunder.  In addition, holders of the senior subordinated notes would be entitled to accelerate the obligations thereunder.

Because of the subjective acceleration clauses included in the August 2002 amendment to the credit agreement described above, combined with the uncertainties about the Company's ability to meet its financial covenants for the next twelve months if the restructuring transactions are not consummated, the Company has classified the long-term portion of its senior bank debt, as well as its subordinated debt and capital lease obligations (which contain cross default/acceleration terms), as current liabilities at September 30, 2002 in accordance with FASB Technical Bulletin 79-3, Subjective Acceleration Clauses in Long-Term Debt Agreements. The total long-term portions of debt and capital lease obligations classified as current at September 30, 2002 were $134,708,714 and $1,048,423, respectively.

9.             Unit Option Plan

Effective March 15, 2002, the Company has made an offer to all option holders to cancel all outstanding options to purchase Class B Units with an exercise price equal to or greater than $4.00 per unit in reliance on the Company’s intent to grant new options of an equal number prior to the end of fiscal 2002.  As a result of this offer, 2,126,500 of such options were cancelled.

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

During the second quarter of 2002 the Company changed the classification of certain expenses incurred by Cherokee Europe to be more consistent with the classification of similar expenses incurred by the North American operations. Such expenses were reclassified for the three and nine month periods ended September 30, 2001 to conform with the presentation for the three and nine months ended September 30, 2002.  See Note 1 of Notes to Condensed Consolidated Financial Statements.

During 2001 and the first nine months of 2002, the Company continued to generate a significant portion of its sales from the communications market segment, particularly the networking and telecommunications sectors.   As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the Company’s sales decreased in each quarter of 2001, compared to the immediately preceding quarter.  The Company has not experienced any significant improvement in sales during 2002 and believes unstable and unpredictable economic and industry conditions may continue.  If these conditions persist, the Company’s operating results and financial condition could be adversely affected, which could result in failure by the Company to satisfy its debt obligations and acceleration of maturity of the Company's indebtedness.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

Net sales decreased by approximately 9.2% or $2.4 million to $23.6 million for the three months ended September 30, 2002 from last year’s $26.0 million for the three months ended September 30, 2001.  Sales of our North American operations decreased by approximately 19.1% or $2.7 million compared to the prior year, while sales of Cherokee Europe increased by approximately 2.2% or $0.3 million. The sales decrease in North America was primarily due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

Gross profit increased by approximately 4.1% or $0.3 million to $6.5 million for the three months ended September 30, 2002 from $6.2 million for the three months ended September 30, 2001. Gross margin for the quarter increased to 27.4% from 23.9% in the prior year’s quarter.

The increase in gross profit was primarily due to increased gross profit contributed by Cherokee Europe due mainly to a more favorable product mix, partially offset by lower gross profit contributed by the North American operations resulting from the lower sales.  The increase in gross margin compared to the prior year was primarily a result of higher gross margins for Cherokee Europe due to the favorable change in product mix.  The gross margin for the North American operations was about even with the prior year as the effect of a favorable change in product mix was substantially offset by an increase in factory overhead expenses as a percentage of net sales.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2002 decreased by approximately 8.1% or $0.4 million to $4.6 million from $5.0 million for the three months ended September 30, 2001. As a percentage of sales, operating expenses increased to 19.5% from 19.3% in the prior year’s quarter.

The decrease in operating expenses was primarily attributable to the absence of goodwill amortization in the current year’s quarter as a result of adopting SFAS No. 142 as of January 1, 2002.  Amortization of goodwill in the prior year’s quarter was approximately $0.8 million.  This was partially offset by increases in engineering and development and selling and marketing expenses due primarily to various initiatives in 2002 relating to new product introductions and expansion of the Company’s customer base.

OPERATING INCOME

Operating income increased by approximately 55.1% or $0.7 million to $1.9 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. Operating margin increased to 7.9% for the quarter from 4.6% in the prior year’s quarter.

Operating income contributed by Cherokee Europe in the third quarter increased from the prior year due to the favorable change in product mix and the absence of goodwill amortization discussed above.  Operating income contributed by the North American operations declined due primarily to the lower sales.  The increase in operating margin was primarily attributable to the absence of goodwill amortization.

INTEREST EXPENSE/DEBT RESTRUCTURING COSTS

Interest expense for the three months ended September 30, 2002 was $3.7 million compared to $4.1 million for the three months ended September 30, 2001. The effect of decreased debt during the three months ended September 30, 2002 compared to the prior year’s quarter combined with lower interest rates on the Company’s revolver borrowings and term loans in the current year compared to the prior year contributed to the decrease in interest expense.

In connection with the restructuring transactions, the Company incurred approximately $937,500 of costs through September 30, 2002, of which $782,000 was directly expensed and $155,500 was capitalized as deferred financing costs.

NET LOSS

As a result of the items discussed above, the Company recorded a net loss of $2.7 million for the three months ended September 30, 2002 compared to a net loss of $2.8 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

Net sales decreased by approximately 25.2% or $24.8 million to $73.5 million for the nine months ended September 30, 2002 from $98.3 million for the nine months ended September 30, 2001.  Sales of our North American operations decreased by approximately 33.6% or $19.4 million compared to the prior year, while sales of Cherokee Europe decreased by approximately 13.2% or $5.4 million. These decreases were primarily due to lower customer demand as a result of unfavorable economic conditions and reduced capital spending by communication service providers.

GROSS PROFIT

Gross profit decreased by approximately 22.4% or $5.7 million to $19.6 million for the nine months ended September 30, 2002 from $25.3 million for the nine months ended September 30, 2001. Gross margin for the nine months ended September 30, 2002 increased slightly to 26.7% from 25.7% in the prior year.

The decrease in gross profit was primarily due to significantly lower gross profit contributed by the North American operations which was attributable to the lower sales, partially offset by increased gross profit contributed by Cherokee Europe due mainly to a more favorable product mix.  The increase in gross margin compared to the prior year was primarily a result of the higher gross margins for Cherokee Europe due to the favorable change in product mix.  A lower gross margin for the North American operations was due mainly to an increase in factory overhead expenses as a percentage of net sales, partially offset by a favorable change in product mix.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2002 decreased by approximately 14.3% or $2.2 million to $13.2 million from $15.4 million for the nine months ended September 30, 2001. As a percentage of sales, operating expenses increased to 18.0% from 15.7% in the prior year.

The decline in operating expenses was primarily attributable to decreased goodwill amortization of $2.3 million as a result of adopting SFAS No. 142 as of January 1, 2002.  Reductions in our workforce and the effect of other cost control measures implemented mainly during 2001 in response to unfavorable economic conditions were substantially offset by an increase in selling and marketing expenses due primarily to various initiatives in 2002 relating to new product introductions and expansion of the Company’s customer base.

OPERATING INCOME

Operating income decreased by approximately 35.1% or $3.5 million to $6.4 million for the nine months ended September 30, 2002 from $9.9 million for the nine months ended September 30, 2001. Operating margin decreased to 8.7% for the nine months ended September 30, 2002 from 10.0% in the prior year.

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

INTEREST EXPENSE/DEBT RESTRUCTURING COSTS

Interest expense for the nine months ended September 30, 2002 was $11.2 million compared to $12.6 million for the nine months ended September 30, 2001. The effect of decreased debt during the nine months ended September 30, 2002 compared to the prior year combined with lower interest rates on the Company’s revolver borrowings and term loans in the current year compared to the prior year contributed to the decrease in interest expense.

In connection with the restructuring transactions, the Company incurred approximately $937,500 of costs through September 30, 2002, of which $782,000 was directly expensed and $155,500 was capitalized as deferred financing costs.

NET LOSS

As a result of the items discussed above, the Company recorded a $5.7 million net loss before the cumulative effect of a change in accounting principle for the nine months ended September 30, 2002, compared to a net loss of  $2.8 million for the nine months ended September 30, 2001.  Including the cumulative effect of a change in accounting principle: goodwill impairment of $34.6 million, which was recorded in connection with adopting SFAS No. 142 as of January 1, 2002, the net loss for the nine months ended September 30, 2002 was $40.3 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2002 compared to $14.8 million for the nine months ended September 30, 2001. Cash provided by operating activities for 2002 reflects a net loss of approximately $40.3 million that includes a non-cash goodwill impairment charge of $34.6 million, depreciation and amortization of $2.6 million,  a decrease in inventories of  $6.4 million, and an increase of accrued interest payable of $2.3 million. Cash provided by operating activities for 2001 reflects a net loss of approximately $2.8 million, depreciation and amortization of  $5.0 million, decreases of $11.0 million in accounts receivable and $10.7 million in inventory, and an increase in accrued interest payable of $2.4 million, partially offset by decreases of $11.0 million in accounts payable and $1.0 million in accrued compensation and benefits.

Net cash used in financing activities of $5.5 million for the nine months ended September 30, 2002 primarily reflects a net reduction of $2.6 million in revolving credit borrowings and $1.8 million of payments on long-term debt.  Net cash used in financing activities of $12.4 million for the nine months ended September 30, 2001 primarily reflects $4.6 million of payments on long-term debt, an equity distribution of $2.1 million and net decrease in revolving credit borrowings of  $4.7 million.

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

As of September 30, 2002, the Company’s borrowings consisted of $100 million of senior subordinated notes and $50.8 million of borrowings under its various credit facilities, including $8.5 million drawn under its domestic revolving credit facility. The Company is not subject to any amortization requirements under the senior subordinated notes prior to maturity in 2009, but it is required to make scheduled principal payments under certain term loans.

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

In August 2002, the Company's credit agreement was further modified to, among other things, waive compliance with certain covenants.  In connection with that waiver, certain of the Company's unitholders, or their equity members, paid to the lenders the remaining $8.7 million of the $10.5 million guaranty ($1.8 million of the guaranty was previously paid on July 1, 2002 to enable the Company to meet the scheduled amortization payment under the credit agreement) and the Company agreed to, among other things, (a) restructure its 10½% senior subordinated notes in a manner satisfactory to the required lenders, (b) shorten the maturity date of the credit agreement, (c) reduce the size of the revolving loan commitment and (d) provide that approximately $8.1 million of payments under the $10.5 million guaranty referred to above will be applied to reduce term loans with the remainder applied to reduce revolving loans and overadvance borrowings.  The $8.7 million guaranty payment would have otherwise been payable in August 2002 as a result of the breach of financial covenants under the credit agreement described above.  The guarantors are subrogated to the rights of the lenders under the senior credit agreement, on a basis senior to the senior subordinated notes.

                In October 2002, the Company began implementation of a plan to restructure its existing debt.  In connection with the restructuring plan, the Company intends to reincorporate as a Delaware corporation by merging into its wholly owned subsidiary, Cherokee International Corporation ("Cherokee"), the co-obligor on the senior subordinated notes.  As part of the restructuring program, on October 28, 2002, Cherokee commenced an exchange offer and consent solicitation, pursuant to which it offered to exchange the 10½% senior subordinated notes for either (1) units, consisting of Cherokee's 5¼% senior secured notes and warrants to purchase shares of its common stock, or (2) Cherokee's 12% pay-in-kind senior secured convertible notes.  Obligations under the senior notes and the senior convertible notes would be secured by third and fourth-priority liens, respectively, on substantially all of Cherokee's domestic assets.  In addition, Cherokee solicited consents from holders of the senior subordinated notes to certain amendments to the indenture governing those notes that would, among other things, eliminate substantially all of the restrictive covenants in the indenture.  The exchange offer and consent solicitation is currently scheduled to expire on November 25, 2002.

                In connection with the exchange offer and consent solicitation, the Company received commitments from various lenders to refinance its existing credit agreement.  In addition, the lenders under the existing credit agreement waived the Company's non-compliance with certain financial covenants as of September 30, 2002, subject to completion of the restructuring transactions.  Under the commitments, upon repayment of certain outstanding amounts, the existing credit agreement would be amended to provide for term loans in an aggregate principal amount of $5 million and a revolving credit facility with a commitment of up to $7.6 million, which would be undrawn at closing.  The credit agreement, as amended, would mature on November 30, 2005.  In addition, Cherokee would enter into a new credit agreement with a new lender that would provide for term loans in an aggregate principal amount of $10 million, with terms substantially identical to those under the amended credit facility.  Interest on these credit agreements would be payable in cash based on LIBOR plus an applicable margin ranging from 4.0% to 4.75%.  Obligations under the credit agreements would be secured by a first-priority lien on substantially all of Cherokee's domestic assets.  Under additional commitments, Cherokee would issue second-lien notes to certain lenders in an aggregate principal amount of approximately $41 million and would also issue warrants to purchase shares of its common stock to these lenders in connection with issuing the notes.  These notes would mature on February 28, 2006, and interest of 14.5% per year would be payable in kind for the first two years and in cash thereafter at 12.5% per year, subject to certain conditions.  Obligations under the notes would be secured by a second-priority lien on substantially all of Cherokee's domestic assets.  The lenders under the new credit agreement and the second lien notes include affiliates of Cherokee.

                Based on present expectations, the Company anticipates that the restructuring transactions will close in November 2002 and that, as a result of the reduced principal amortization and cash debt service requirements, cash flow from operations and available borrowing capacity should be adequate to meet the Company's anticipated cash requirements for the next twelve months.  All of the restructuring transactions are, however, subject to closing conditions, including execution of definitive documentation, and the closings are cross conditioned.  Accordingly, if the exchange offer and consent solicitation is not successful, or the refinancing of the existing credit agreement is not consummated, the Company will be in default under the credit agreement and will be in default under the indenture governing the senior subordinated notes as a result of its failure to make the November 1, 2002 interest payment thereon (currently scheduled to be paid upon consummation of the exchange offer and consent solicitation).  Even if the restructuring transactions are consummated, there can be no assurances that the Company's operating and financial performance will improve or that the other expected benefits of the restructuring will be realized.  If an event of default were to occur under the credit agreement or the indenture governing the senior subordinated notes, the lenders under the credit agreement would become entitled to certain rights, including the right to accelerate the debt and foreclose on the collateral securing the obligations thereunder.  In addition, holders of the senior subordinated notes would be entitled to accelerate the obligations thereunder.

In the event any 10½% senior subordinated notes remain outstanding after the restructuring transactions are complete, Cherokee may from time to time seek to repurchase the notes through open market or privately negotiated transactions, additional exchange or tender offers or otherwise as permitted by law and its other debt instruments on terms that may differ materially from the terms of the exchange offer and consent solicitation.  In addition, in the future, Cherokee may seek to further reduce its outstanding debt obligations by repurchasing or exchanging any of its other then-outstanding debt securities.

Because of the subjective acceleration clauses included in the August 2002 amendment to the credit agreement described above, combined with the uncertainties about the Company's ability to meet its financial covenants for the next twelve months if the restructuring transactions are not consummated, the Company has classified the long-term portion of its senior bank debt, as well as its subordinated debt and capital lease obligations (which contain cross default/acceleration terms), as current liabilities at September 30, 2002 in accordance with FASB Technical Bulletin 79-3, Subjective Acceleration Clauses in Long-Term Debt Agreements. The total  long-term portions of debt and capital lease obligations classified as current at September 30, 2002 were $134,708,714 and $1,048,423, respectively.

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

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,”, “expects,” and words of similar meaning, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) restrictions imposed by the Company’s substantial leverage and restrictive covenants in its debt agreements, (2) reductions in sales to or the loss of any of the Company’s significant customers or in customer capacity generally, (3) changes in the Company’s sales mix to lower margin products, (4) significant competition, (5) disruptions of the Company’s established supply channels, (6) changes in general economic and business conditions domestically and internationally, (7) changes in political, social and economic conditions and local regulations with respect to the Company's international operations, and (8) the additional risk factors identified in the Company’s Annual Report on Form 10-K dated December 31, 2001 and those described from time to time in the Company’s other filings with the SEC, press releases and other communications. The Company disclaims any obligations to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term interest rates. The Company did not have any derivative financial instruments at September 30, 2002.

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

The Company had approximately $51 million in variable rate debt outstanding at September 30, 2002. Based upon these variable rate debt levels, a hypothetical 10% adverse change in interest rates would increase interest expense by approximately $0.4 million on an annual basis, and likewise decrease our earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above.

As a result of the Cherokee Europe acquisition in June 2000, the Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. The Company has not actively engaged in exchange rate hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

                (a) Evaluation of Disclosure Controls and Procedures.  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company is subject to disputes and potential claims by third parties that are incidental to the conduct of its business. The Company does not believe that the outcome of any such matters pending at September 30, 2002 will have a material adverse effect on its financial condition or results of operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

3.1*	Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of April 30, 1999.

3.2*	Amendment No. 1 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.3*	Amendment No. 2 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 28, 1999.

3.4**	Amendment No. 3 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 12, 2000.

3.5**	Amendment No. 4 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of June 14, 2000.

3.6	Amendment No. 5 to the Second Amended and Restated Operating Agreement of Cherokee International, LLC, dated as of September 26, 2001.

10.1	Agreement, dated as of October 27, 2002, among Cherokee International, LLC, Cherokee International Corporation and each Consenting Noteholder signatory thereto.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)	REPORTS ON FORM 8-K None

*	Incorporated by reference to designated exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-82713).

**	Incorporated by reference to designated exhibit to the Company’s Quarterly Report on Form 10-Q, dated July 2, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cherokee International, LLC

Date: November 13, 2002	/s/ R. Van Ness Holland, Jr.

R. Van Ness Holland, Jr.
Chief Financial Officer

CERTIFICATIONS

I, Jeffrey M. Frank, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Cherokee International, LLC;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                                       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Jeffrey M. Frank
Jeffrey M. Frank
Chief Executive Officer

I, R. Van Ness Holland, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Cherokee International, LLC;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                                       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ R. Van Ness Holland, Jr.
R. Van Ness Holland, Jr.
Chief Financial Officer